Form 10-Q
period 2005-09-30
PSE&G Transition Funding II LLC
filed 2005-11-10
CIK 1336265

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to

  Commission        Registrant, State of Incorporation,           I.R.S. Employer
 File Number           Address, and Telephone Number             Identification No.
-----------------------------------------------------------------------------------
  333-127545          PSE&G Transition Funding II LLC               Applied For
                   (A Delaware limited liability company)
                            80 Park Plaza - T4D
                               P.O. Box 1171
                       Newark, New Jersey 07101-1171
                                973 297-2227
                            http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes     No X
                                              ---    ---

===============================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
   FORWARD-LOOKING STATEMENTS                                                                          ii

   PART I. FINANCIAL INFORMATION
   -----------------------------

   Item 1.      Financial Statements                                                                    1
                Notes to Financial Statements
                   Note 1. Organization and Basis of Presentation                                       4
                   Note 2. The Bonds                                                                    5
                   Note 3. Significant Agreements and Related Party Transactions                        5

   Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                  6
                   Results of Operations                                                                6
                   Liquidity and Capital Resources                                                      6

   Item 3.      Qualitative and Quantitative Disclosures About Market Risk                              6

   Item 4.      Controls and Procedures                                                                 6

   PART II. OTHER INFORMATION
   --------------------------

   Item 1.      Legal Proceedings                                                                       7

   Item 6.      Exhibits                                                                                7

   Signature                                                                                            8

                           FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "anticipate", "intend", "estimate", "believe", "expect", "plan", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company's facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                         PSE&G TRANSITION FUNDING II LLC
                             STATEMENT OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            For the
                                                          Period Ended
                                                         September 30,
                                                              2005
                                                             ------

        REVENUES                                             $    2

        EXPENSES
           Amortization of Bondable Transition Property        (102)
           Servicing Fees                                         4
                                                             ------
               Total Expenses                                   (98)
                                                             ------
        OPERATING INCOME                                        100
        Interest Expense-Net                                    100
                                                             ------
        NET INCOME                                           $  --
                                                             ======

        See Notes to Financial Statements.

                         PSE&G TRANSITION FUNDING II LLC
                                  BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                September 30,
                                                    2005
                                                  --------
ASSETS
   Current Assets:
     Cash                                         $     --
     Receivable from Member                              2
                                                  --------
       Total Current Assets                              2
                                                  --------
   Noncurrent Assets:
     Restricted Cash                                   514
     Bondable Transition Property                  102,802
                                                  --------
       Total Noncurrent Assets                     103,316
                                                  --------
TOTAL ASSETS                                      $103,318
                                                  ========

LIABILITIES
   Current Liabilities:
     Current Portion of Long-Term Debt            $  3,304
     Accounts Payable                                    4
     Accrued Interest                                  100
                                                  --------
       Total Current Liabilities                     3,408
   Long-Term Debt                                   99,396
                                                  --------
TOTAL LIABILITIES                                  102,804
                                                  --------

MEMBER'S EQUITY
     Contributed Capital                               514
     Retained Earnings                                  --
                                                  --------
       Total Member's Equity                           514
                                                  --------
TOTAL LIABILITIES AND MEMBER'S EQUITY             $103,318
                                                  ========


         See Notes to Financial Statements.

                         PSE&G TRANSITION FUNDING II LLC
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                  For the
                                                                                               Period Ended
                                                                                            September 30, 2005
                                                                                            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $      --
   Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of Bondable Transition Property                                                     (102)
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                                              (2)
     Accounts Payable                                                                                  4
     Accrued Interest                                                                                100
                                                                                               ----------
     Net Cash Provided By (Used In) Operating Activities                                              --
                                                                                               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted Cash                                                                                  (514)
   Purchase of Bondable Transition Property                                                     (102,700)
                                                                                               ----------
     Net Cash Used in Investing Activities                                                      (103,214)
                                                                                               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the Issuance of Long-Term Debt                                                  102,700
   Contributed Capital                                                                               514
                                                                                               ----------
     Net Cash Provided By Financing Activities                                                   103,214
                                                                                               ----------
Net Change in Cash and Cash Equivalents                                                               --
Cash and Cash Equivalents at Beginning of Period                                                      --
                                                                                               ----------
Cash and Cash Equivalents at End of Period                                                     $      --
                                                                                               ==========
Interest Paid                                                                                  $      --


See Notes to Financial Statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

     Unless the context otherwise indicates, all references to "Transition Funding II," "we," "us" or "our" herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed under the laws of the State of Delaware on July 18, 2005 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG).

     The Electric Discount and Energy Competition Act, enacted in the State of New Jersey in February 1999 and amended in September 2002 (Competition Act), authorizes electric public utilities, such as PSE&G, to recover, among other costs, basic generation service (BGS) transition costs. BGS transition costs represent the amount by which a public utility's cost of supplying BGS exceeds the net revenues received by the public utility for providing such service during a four-year transition period ending July 31, 2003. BGS is a regulated electric generation service provided to any electric utility consumer that has not chosen an alternative power supplier. A public utility may recover BGS transition costs through an irrevocable non-bypassable charge called a BGS transition bond charge (TBC) that is assessed on all retail electric consumers. The Competition Act permits special purpose entities formed by electric public utilities to issue debt securities secured by the right to receive revenues arising from the TBC.

     We are an asset-backed issuer, as defined by the U.S. Securities and Exchange Commission (SEC), which was organized for the sole purpose of purchasing and owning the BGS bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a TBC pursuant to a bondable stranded cost rate order (Finance Order), which was issued on July 12, 2005 by the New Jersey Board of Public Utilities (BPU) in accordance with the Competition Act. These orders are a matter of public record and are available from the BPU. The Finance Order authorizes the TBC to be sufficient to recover the $102.7 million aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

     On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company registered under the Public Utility Holding Company Act of 1935, which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations.

Basis of Presentation

     The Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 2. The Bonds

     On September 23, 2005, we issued $102.7 million of Bonds in four classes with maturities ranging from two years to nine years. The net proceeds of the issuance were remitted to PSE&G as consideration for the BTP.

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

The significant terms of the Bonds issued by us, and the amounts outstanding, as of September 30, 2005 are as follows:

                                -------------------------------------------------------------------------------
                                  Initial                     Current     Noncurrent      Final/        Final
                                 Principal    Interest        Portion       Portion      Expected      Maturity
                                  Balance       Rate        Outstanding   Outstanding  Payment Date      Date
---------------------------------------------------------------------------------------------------------------
     Class A-1                  $25,200,000    4.18%        $3,304,312    $21,895,688    12/15/08      12/15/10
     Class A-2                   35,000,000    4.34%                --     35,000,000     6/15/12       6/16/14
     Class A-3                   20,000,000    4.49%                --     20,000,000    12/16/13      12/15/15
     Class A-4                   22,500,000    4.57%                --     22,500,000     6/15/15       6/15/17
                               ------------                 ----------   ------------
     Total                     $102,700,000                 $3,304,312    $99,395,688
---------------------------------------------------------------------------------------------------------------

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the period ended September 30, 2005 were approximately $4 thousand.

     As of September 30, 2005, we had a receivable from our sole member, PSE&G, of approximately $2 thousand relating to TBC billings.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding II," "we," "us" or "our" herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

     On September 23, 2005, we issued $102.7 million of transition bonds in four classes with maturities ranging from two years to nine years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company's (PSE&G) property right in the BGS transition bond charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

     From September 23, 2005 through September 30, 2005, we recorded revenue generated from TBC of approximately $2 thousand, amortization expense of approximately $(102) thousand, Servicing and Administrative Fees of approximately $4 thousand, and Interest Expense of approximately $100 thousand. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. The initial TBC (exclusive of sales and use tax) was set at 0.0295 cents per Kilowatt-hour (kWh) as approved by the State of New Jersey Board of Public Utilities (BPU). This rate will be trued-up annually in order to maintain accounts at appropriate levels and have adequate funds to meet our scheduled payments.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest and fees will be recovered through the TBC. As part of PSE&G's responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds. The first payment of bond principal, interest and all related expenses will be made by the Trustee on June 15, 2006. We currently expect that there will be sufficient funds to make our scheduled payments.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

                         ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION
                           --------------------------
                            ITEM 1. LEGAL PROCEEDINGS

     None.

                                ITEM 6. EXHIBITS

       A listing of exhibits being filed with this document is as follows:

       Exhibit Number    Document
       --------------    --------

       31 Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

       32 Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PSE&G TRANSITION FUNDING II LLC
                         -------------------------------
                                  (Registrant)

                     By:         /s/ Patricia A. Rado
                        -----------------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)

Date:  November 10, 2005