Form 10-K
period 2005-12-31
PSE&G Transition Funding II LLC
filed 2006-03-21
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ________

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-127545	PSE&G Transition Funding II LLC	Applied For
(A Delaware limited liability company)
80 Park Plaza – T4D
P.O. Box 1171
Newark, New Jersey 07101-1171
973 297-2227
http://www.pseg.com

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Registrant is a wholly-owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Documents incorporated by reference: None

i

FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “potential”, variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as a complete list that could effect forward-looking statements.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company’s (PSE&G) facilities and third party suppliers; and the payment patterns of PSE&G’s electric customers, including the rate of delinquencies and the accuracy of the collections curve.

ii

PART I

ITEM 1.	BUSINESS

     Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed under the laws of the State of Delaware on July 18, 2005 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     The Electric Discount and Energy Competition Act, enacted in the State of New Jersey in February 1999 and amended in September 2002 (Energy Competition Act), authorizes electric public utilities, such as PSE&G, to recover, among other costs, basic generation service (BGS) transition costs. BGS transition costs represent the amount by which a public utility’s cost of supplying BGS exceeds the net revenues received by the public utility for providing such service during a four-year transition period ending July 31, 2003. BGS is a regulated electric generation service provided to any electric utility consumer that has not chosen an alternative power supplier. A public utility may recover BGS transition costs through an irrevocable non-bypassable charge called a BGS transition bond charge (TBC) that is assessed on all retail electric consumers. The Energy Competition Act permits special purpose entities formed by electric public utilities to issue debt securities secured by the right to receive revenues arising from the TBC.

     On July 12, 2005, the New Jersey Board of Public Utilities (BPU) issued an order which authorized the issuance of Bonds by PSE&G with an initial total principal balance not to exceed the lesser of PSE&G’s BGS transition costs at the time of issuance or $100 million, plus transaction costs not to exceed $2.7 million (Finance Order).

     On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, all of which remains outstanding as of December 31, 2005. The net proceeds of the issuance were remitted to PSE&G as consideration for the BTP. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

•	the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, and other amounts associated with the Bonds; and

•	the principal amount of the Bonds.

          The initial TBC rate (exclusive of sales and use tax) of $.0295 cents per Kilowatt-hour (kWh) became effective in September 2005, in accordance with the Finance Order. As the TBC is a usage-based charge based on access to PSE&G’s transmission and distribution system, the customers will be assessed regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G’s transmission and distribution system produce power that is delivered to off-site retail electric customers in PSE&G’s service territory, the Bond charge applies to the sale or delivery of that power.

     Payments are made to the bondholders on a semi-annual basis. Principal and interest on the Bonds and the excess issuance costs will be paid from the following sources:

•	TBC collections remitted by the servicer (PSE&G) to the issuer (us);

•	amounts from any third party credit enhancement;

•	investment earnings on amounts held in accounts established under the indenture agreement;

•	amounts payable to the issuer under any interest rate swap agreements;

•	amounts received as payment of any indemnity obligation by PSE&G under the sale agreement or the servicing agreement; and

•	other amounts available in the trust accounts held by the trustee.

     To the extent that TBC collections are deficient or in excess of the principal and interest on the Bonds, the TBC rate will be adjusted in the following year.

     We have no employees. Under the servicing agreement entered into by PSE&G and us, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. We pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically remitted to PSE&G in the form of a dividend.

ITEM 1A.	RISK FACTORS

     The following Factors should be considered when reviewing the business of Transition Funding II. These factors could impact the business and cause results to differ materially from those expressed in any statements made by, or on behalf of Transition Funding II.

     Source of Funds for Payment on the Bonds

     The only source of funds for payments on the Bonds will be our assets. These assets are limited to:

•	the BTP, including the right to collect the TBC and to adjust the TBC at least annually;

•	the funds on deposit in the trust accounts held by the trustee; and

•	contractual rights under various contracts.

     The Bonds are not insured or guaranteed by PSE&G in any capacity, or by PSEG, any of its affiliates, the trustee or any other entity. Furthermore, it is not anticipated that the Bonds will have the benefit of any liquidity facility or of any third party credit enhancement, such as letters of credit or insurance, although the servicer may obtain insurance or a letter of credit in support of its obligation to remit TBC collections to the trustee. Thus, we must rely for payment of the Bonds solely upon collections of the TBC and funds on deposit in the accounts held by the trustee.

     Judicial, Legislative Or Regulatory Action That May Adversely Affect Your Investment

     PSE&G has agreed to take legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, the BPU financing order or the rights of bondholders, and to resist proceedings of third parties, which, if successful, would result in a breach of PSE&G’s representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

     The Law Which Underpins The Bonds Might Be Invalidated By Judicial Action. The Energy Competition Act was adopted in February 1999 and amended in September 2002. In January 2001, PSE&G became the first utility to issue bonds pursuant to the Energy Competition Act. The BTP is a creation of statute. If a court were to determine that the relevant provisions of the Energy Competition Act or the BPU financing order are unlawful, invalid or unenforceable in whole or in part, it could adversely affect the validity of the Bonds or the BTP, or our ability to make payments on the Bonds. Although a judicial determination of that kind will cause PSE&G to indemnify you, the amount of any indemnification might not be sufficient for you to recover all of your loss on the Bonds.

     Laws with financing provisions similar to the Energy Competition Act have been enacted in other states, including California, Connecticut, Florida, Illinois, Massachusetts, Michigan, Montana, New Hampshire, Pennsylvania, Texas, West Virginia and Wisconsin. The validity of such legislation has been upheld in those states where court challenges have been made and the judicial process has been completed. A court might yet overturn a similar statute in another state, which might give rise to a challenge to the Energy Competition Act or the BPU financing order. Therefore, legal activity in other states might indirectly affect the value of your investment.

     The Energy Competition Act Might Be Overturned By the Federal Government Without Full Compensation. In the past, bills have been introduced in Congress prohibiting the recovery of stranded costs, and Congress could negate the existence or reduce the value of the BTP. Even if this preemption of the Energy Competition Act or the BPU financing order by the federal government were considered a “taking” under the U.S. Constitution for which the government had to pay just compensation to bondholders, there is no assurance that this compensation would be sufficient to pay principal of and interest on the Bonds on a timely basis.

     The State, Through Future Legislative Action Might Attempt to Invalidate the Bonds or Their Underlying Assets. Unlike the citizens of the States of California, Massachusetts and some other states, the citizens of the State of New Jersey do not have the constitutional right to adopt, repeal or revise laws by initiative or referendum.

     Under the Energy Competition Act, the State of New Jersey has pledged not to impair the BTP. Despite this pledge, the State legislature might attempt in the future to repeal or amend the Energy Competition Act, or, as described below, the BPU may take certain actions that impair the BTP. Costly and time-consuming litigation might ensue from such actions, which might adversely affect the price and liquidity, or the weighted average lives, of the Bonds. Given the lack of judicial precedent, the outcome of any litigation cannot be predicted with certainty and, accordingly, bondholders could incur a loss of their investment.

     To our knowledge, no cases addressing these issues in the context of Bonds have been decided. There have been cases in which courts have applied the contract clause of the United States Constitution and parallel state constitutional provisions to strike down legislation reducing or eliminating taxes, parkway tolls, public charges or other sources of revenues servicing bonds issued by public instrumentalities or private issuers, or otherwise reducing or eliminating the security for bonds. Contracts of a state, such as the State Pledge, receive greater protection under federal law than private contracts. Based upon this case law, under the contract clause of the United States Constitution, and under the contract clause of the New Jersey Constitution, the State of New Jersey, including the BPU, could not take any action of a legislative character, including the repeal or amendment of the Energy Competition Act, that would substantially limit, alter or impair the BTP or other rights vested in the bondholders pursuant to the BPU financing order, or substantially limit, alter, impair or reduce the value or amount of the BTP, unless that action is (in the context of the State Pledge as a contract of the State) a reasonable exercise of the State of New Jersey’s sovereign powers and of a character reasonable and appropriate to the public purpose justifying that action. For example, notwithstanding the State Pledge, it might be possible for the New Jersey legislature, without violating the contract clause of the United States Constitution or the contract clause of the New Jersey Constitution, to amend the Energy Competition Act in a manner which temporarily limits the rights of the bondholders in order to serve a significant and legitimate public purpose, such as responding to a national or regional catastrophe affecting PSE&G’s service area generally.

     Moreover, under the takings clauses of the United States and New Jersey Constitutions, the State of New Jersey could not repeal or amend the Energy Competition Act, or take any other action in contravention of the State Pledge, without paying just compensation to the bondholders, if doing so would constitute a permanent appropriation of a substantial property interest of the bondholders in the BTP and deprive the bondholders of their reasonable expectations arising from their investments in the Bonds. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient for payment of the Bonds.

     The BPU Might Attempt to Take Action Which Reduces the Value of the Bonds. Pursuant to the Energy Competition Act, the BPU financing order issued to PSE&G is irrevocable and the BPU may not directly or indirectly, by any subsequent action, rescind or amend the BPU financing order or reduce or impair the amount of bondable stranded costs authorized to be recovered under the BPU financing order. Apart from the BPU financing order, the BPU retains the power to adopt, revise or rescind rules or regulations affecting PSE&G or a successor servicer. Any new or amended regulations or orders by the BPU could affect the ability of the servicer to collect the TBC on a full and timely basis and might affect the rating of the Bonds, their price or the amortization of Bonds and their weighted average lives, and may not trigger any obligation of PSE&G to indemnify you. As a result, you could suffer a decline in value of your investment.

     PSE&G, as servicer, is required to file with the BPU, on behalf of us, periodic adjustments of the TBC, intended to provide for timely payment of the Bonds, including scheduled payments of principal. The BPU may challenge PSE&G’s calculation of a proposed adjustment, which may cause delay, or refuse to permit an adjustment to take effect, on the ground that the adjustment contains a manifest error; that is, an arithmetic error evident on the face of the filing. Any such delay in the implementation of the adjustment could cause a delay in the payments on the Bonds. PSE&G has agreed to take legal or administrative actions, including instituting and prosecuting legal actions, as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, or the BPU financing order, or the letter to be delivered by PSE&G to the BPU within five business days following issuance of each series of Bonds specifying the terms of that series (referred to as an issuance advice letter), or the rights of bondholders. PSE&G has also agreed to resist proceedings of third parties, which, if successful, would result in a breach of its representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

     Servicing Risks

     Inaccurate Consumption Forecasting or Unanticipated Delinquencies or Charge-Offs Might Reduce Scheduled Payments on the Bonds. The TBC is assessed and collected by the servicer and adjusted at least annually, as provided in the Energy Competition Act, the BPU financing order and the servicing agreement.

     A shortfall of payments arising from the TBC might result if the servicer inaccurately forecasts electricity consumption or underestimates consumer delinquencies or charge-offs when setting the TBC, and delayed payments on the Bonds could follow.

     Inaccurate forecasting of electricity consumption by the servicer might result from, among other things: unanticipated weather or economic conditions; natural disasters; technological changes; changes in the market structure of the electric industry; increased conservation efforts; or consumers switching to self-generated power without being required to pay TBCs.

     Inaccurate forecasting of delinquencies or charge-offs by the servicer might result from, among other things: sudden and unexpected deterioration of the economy or the occurrence of a natural disaster; sudden and unexpected regulatory changes that make it more difficult for the servicer to disconnect nonpaying consumers, or that require the servicer to apply more lenient credit standards in accepting consumers; sudden and unexpected limitations on termination of service during the heating season; or the introduction into the energy markets of less creditworthy third party energy suppliers. In the future, consumers might pay the TBC to third parties who supply them with electric power. These third parties are obligated to forward the charge to PSE&G, as servicer, and to pay PSE&G the TBC even if they fail to collect the charge from retail electric consumers. A default by a third party that collects from a large number of retail consumers might have a greater impact than a default by a single retail consumer. PSE&G will have limited rights to collect the TBC directly from consumers who receive their electricity bills from a third party, but will not pay any shortfalls resulting from the failure of any third party supplier to forward collections to PSE&G, as servicer. The servicer might not be able to mitigate credit risks relating to third party suppliers to the same extent to which it mitigates the risks relating to its consumers.

     Billing and Collection Practices Might Reduce the Collections Available for Payments on the Bonds. The methodology of determining the amount of the TBC to each consumer is specified in the BPU financing order. Although PSE&G may not change this methodology, PSE&G, as servicer, may set, and may change, its own billing and collection arrangements with each consumer. For example, to recover part of an outstanding electricity bill, PSE&G may agree to extend a consumer’s payment schedule or to write off the remaining portion of the bill. Similarly, the BPU may require changes to these practices. Under the methodology specified in the BPU financing order, this might result in an extension of the consumer’s payment of TBCs. Thus, any changes in billing and collection practices or regulations might make it more difficult for the servicer to collect the TBC, and might adversely affect the value of the Bonds and their weighted average lives.

     The Risks Associated With Potential Bankruptcy Proceedings

     Risks that might arise in the bankruptcy of PSE&G are described below and could cause delayed payments or a loss, or decline in value, of your investment.

     If the Servicer Defaults or Becomes Bankrupt, It Might Be Difficult to Find a Successor Servicer and Payments on the Bonds Might Be Suspended. PSE&G, as servicer, will be responsible for billing and collecting the TBC and for filing with the BPU to adjust this charge. If PSE&G ceased servicing the BTP, it might be difficult to find a successor servicer. Upon a servicer default based upon the commencement of a case by or against the servicer under the United States Bankruptcy Code, referred to as the Bankruptcy Code, or similar laws, the trustee and the issuer might be prevented from effecting a transfer of servicing. Upon a servicer default because of a failure to make required remittances, the issuer or the trustee would have the right to apply to the BPU for sequestration of TBCs. However, the Bankruptcy Code might prevent the BPU from issuing or enforcing this order. In either case of a servicer default, payments on the Bonds might be suspended.

     Commingling Might Obstruct Access to a Portion of the Our Funds In Case of Bankruptcy of PSE&G. PSE&G will not segregate the TBCs from the other funds it collects from its consumers. The TBCs will be segregated only after PSE&G pays them to the trustee. PSE&G will be permitted to remit collections on a monthly basis only if it has the requisite credit ratings from the rating agencies or provides credit enhancement satisfactory to the rating agencies or otherwise obtains rating agency approval regarding how frequently it remits collections. Otherwise, PSE&G will be required to remit collections within two business days of the estimated collection date. Despite these requirements, PSE&G might fail to pay the full amount of the TBCs to the trustee on a timely basis.

     The Energy Competition Act provides that our rights to the BTP are not affected by the commingling of these funds with PSE&G’s other funds. In a bankruptcy of PSE&G, however, a bankruptcy court might rule that federal bankruptcy law does not recognize our right to TBCs that are commingled with other funds of PSE&G as of the date of bankruptcy. If so, the collections held by PSE&G as of the date of bankruptcy would not be available to pay amounts owing on the Bonds. In this case, we would have a general unsecured claim against PSE&G for those amounts.

     Bankruptcy of PSE&G Might Impair the Operation of the Energy Competition Act. The Energy Competition Act and the BPU financing order provide that as a matter of New Jersey state law:

•	BTP constitutes presently existing property of PSE&G for all purposes;

•	PSE&G may sell, assign and otherwise transfer that property and PSE&G or we may pledge or grant a security interest in the property as collateral for Bonds; and

•

a transfer of the BTP from PSE&G to us is a sale or other absolute transfer of the BTP, not a pledge of the BTP to secure a financing by PSE&G, and this characterization will not be affected by treatment of the transfer as a financing for tax or financial reporting purposes.

     These three provisions are important to maintaining payments on the Bonds in accordance with their terms during any bankruptcy of PSE&G. In addition, the transaction has been structured with the objective of keeping us separate from PSE&G in the event of a bankruptcy of PSE&G.

     PSE&G and we will treat the transaction as a sale under applicable law, although for financial reporting and federal and state tax purposes the Bonds will be treated as a financing. In the event of a bankruptcy of PSE&G, a party in interest in the bankruptcy might assert that the sale of the BTP to the issuer was a financing transaction and not a “sale or other absolute transfer” and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position.

     A bankruptcy court generally follows state property law on issues such as the three provisions described above, unless it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in a PSE&G bankruptcy refused to enforce one or more of the state property law provisions described above, the effect of this decision on you as a bondholder would be similar to the treatment you would receive in a PSE&G bankruptcy if the Bonds had been issued directly by PSE&G. A decision by the bankruptcy court that, despite the separateness of PSE&G and the issuer, the two companies should be consolidated, would have a similar effect on you as a bondholder.

     Other Risks Associated With An Investment In The Bonds

     Absence of Secondary Market for Bonds Might Limit Your Ability to Resell Bonds. The underwriters for the Bonds might assist in resales of the Bonds but they are not required to do so. A secondary market for the Bonds may not develop or continue or be sufficiently liquid to allow you to resell your Bonds.

     We or Another Entity May Issue Additional Series of Bonds Whose Holders Have Conflicting Interests. We may issue other series of Bonds without your prior review or approval. These series may include terms unique to that particular series. A new series of Bonds may not be issued if it would result in the credit ratings on any outstanding series of Bonds being reduced or withdrawn. Moreover, PSE&G may sell BTP to one or more entities other than us to secure a new series of Bonds. In that case, PSE&G will need to obtain a separate financing order, which will specify an additional amount of bondable transition charges to be collected from consumers for the additional series of Bonds. Any additional series of Bonds issued by us or another entity will have an equal right to share in TBC collections with your Bonds. Sharing collections could cause delays in payments on your Bonds.

     In addition, some matters may require the vote of the holders of all series and classes of Bonds. Your interests in these votes may conflict with the interests of the bondholders of another series or of another class. Thus, these votes could result in an outcome unfavorable to you.

     The Ratings Do Not Assess the Expected Rate of Payment of Principal on the Bonds. The Bonds will be rated by one or more established rating agencies. The ratings merely analyze the probability that we will repay the total principal balance of each class of the Bonds at its final maturity and will make timely interest payments. The ratings do not otherwise assess the speed at which we will repay the principal of the Bonds. Thus, we may repay the principal of your Bonds later than you expect, which may materially reduce the value of your investment. A rating is not a recommendation to buy, sell or hold Bonds. The rating may change at any time. A rating agency may revise or withdraw its rating based solely upon its own judgment.

     PSE&G’s Obligation to Indemnify Us for a Breach of a Representation or Warranty Might Not Be Sufficient to Protect Your Investment. If PSE&G breaches a representation or warranty in the sale agreement, it is obligated to indemnify us and the trustee for any liabilities, obligations, claims, actions, suits or payments resulting from that breach, as well as any reasonable costs and expenses incurred. In addition, PSE&G is obligated to indemnify us and the trustee, for itself and on behalf of the bondholders, for:

•	required payments of principal and interest on the Bonds in accordance with their terms and

•	required deposits of amounts with us,

in each case, required to have been made, which are not made when so required as a result of a breach of a representation or warranty.

     However, the amount of any indemnification paid by the seller might not be sufficient for you to recover all of your loss on the Bonds. PSE&G will not be obligated to indemnify any party for any changes of law. In addition, PSE&G will not be obligated to repurchase the collateral in the event of a breach of any of its representations and warranties, and neither the trustee nor the bondholders will have the right to accelerate payments on the Bonds as a result of a breach of any of PSE&G’s representations and warranties, absent an event of default under the indenture. If PSE&G becomes obligated to indemnify bondholders, the ratings on the Bonds will likely be downgraded as a result of the circumstances causing the breach and the fact that the bondholders will be unsecured creditors of PSE&G with respect to any of those indemnification amounts.

     PSE&G’s Ratings Might Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of your Bonds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2.	PROPERTIES

     We do not own any real property. Our primary asset is the BTP as described in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     All of our outstanding equity interests are owned by PSE&G.

ITEM 6.	SELECTED FINANCIAL DATA

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subsidiary of PSE&G.

     The following analysis of our financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements contained in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

     From September 23, 2005 through December 31, 2005, we recorded Transition Bond Charge (TBC) revenue of approximately $3.6 million, Servicing and Administrative Fees of approximately $50 thousand, Amortization Expense of approximately $2.3 million, Interest Income of approximately $5 thousand and Interest Expense of approximately $1.2 million. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. The initial TBC (exclusive of sales and use tax) was set at 0.0295 cents per Kilowatt-hour (kWh) as approved by the State of New Jersey Board of Public Utilities (BPU). This rate will be trued-up annually in order to maintain accounts at appropriate levels and have adequate funds to meet our scheduled payments.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest, and fees are being recovered through the TBC payable by retail customers of electricity within Public Service Electric & Gas Company’s (PSE&G) service territory who receive electric delivery service from PSE&G. As part of PSE&G’s responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the debt/security trustee (Trustee) to make scheduled payments on the Bonds. The first payment of bond principal, interest, and all related expenses will be made by the Trustee on June 15, 2006. We currently expect that there will be sufficient funds to make our scheduled payments.

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

     Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. Each month the prior month’s unbilled amounts are reversed and the current month’s amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are not subject to the risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Managers of
PSE&G Transition Funding II LLC
Newark, New Jersey

We have audited the accompanying balance sheet of PSE&G Transition Funding II LLC as of December 31, 2005, and the related statements of income, member’s equity, and cash flows for the period from July 18, 2005 (date of formation) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PSE&G Transition Funding II LLC as of December 31, 2005 and the results of its operations and its cash flows for the period July 18, 2005 (date of formation) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 20, 2006

PSE&G TRANSITION FUNDING II LLC
STATEMENT OF INCOME
(THOUSANDS)

For the Period from July 18, 2005 to December 31, 2005

OPERATING REVENUES	$3,620

OPERATING EXPENSES
Amortization of Bondable Transition Property	2,345
Servicing and Administrative Fees	50

Total Operating Expenses	2,395

OPERATING INCOME	1,225
Interest Income	5
Interest Expense	(1,225)

NET INCOME	$5

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
BALANCE SHEET
(THOUSANDS)

December 31, 2005

ASSETS
Current Assets:
Cash	$5
Receivable from Member	2,405
Receivable from Affiliate	1,198

Total Current Assets	3,608

Noncurrent Assets:
Restricted Cash	514
Bondable Transition Property	100,355

Total Noncurrent Assets	100,869

TOTAL ASSETS	$104,477

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$7,705
Acounts Payable	33
Accrued Interest	1,225

Total Current Liabilities	8,963

Long-Term Debt	94,995

TOTAL LIABILITIES	103,958

MEMBER’S EQUITY
Contributed Capital	514
Retained Earnings	5

Total Member’s Equity	519

TOTAL LIABILITIES AND MEMBER’S EQUITY	$104,477

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENT OF CASH FLOWS
(THOUSANDS)

For the Period from July 18, 2005 to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization of Bondable Transition Property	2,345
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(2,405)
Receivable from Affiliate	(1,198)
Accounts Payable	33
Accrued Interest	1,225

Net Cash Provided By Operating Activities	5

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(514)
Purchase of Bondable Transition Property	(102,700)

Net Cash Used in Investing Activities	(103,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Long-Term Debt	102,700
Contributed Capital	514

Net Cash Provided By Financing Activities	103,214

Increase in Cash and Cash Equivalents	5
Cash and Cash Equivalents at Beginning of Period	—

Cash and Cash Equivalents at End of Period	$5

Interest Paid	$—

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENT OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of July 18, 2005	$—	$—	$—
Net Income	—	5	5
Contributed Capital	514	—	514

Balance as of December 31, 2005	$514	$5	$519

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

     Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

          We were formed under the laws of the State of Delaware on July 18, 2005 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     The Electric Discount and Energy Competition Act, enacted in the State of New Jersey in February 1999 and amended in September 2002 (Energy Competition Act), authorizes electric public utilities, such as PSE&G, to recover, among other costs, basic generation service (BGS) transition costs. BGS transition costs represent the amount by which a public utility’s cost of supplying BGS exceeds the net revenues received by the public utility for providing such service during the four-year transition period ended July 31, 2003. BGS is a regulated electric generation service provided to any electric utility consumer that has not chosen an alternative power supplier. A public utility may recover BGS transition costs through an irrevocable non-bypassable charge called a BGS transition bond charge (TBC) that is assessed on all retail electric consumers. The Energy Competition Act permits special purpose entities formed by electric public utilities to issue debt securities secured by the right to receive revenues arising from the TBC.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable TBC from retail electric customers pursuant to a bondable stranded cost rate order (Finance Order), which was issued on July 12, 2005 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the Energy Competition Act. These orders are a matter of public record and are available from the BPU. The Finance Order authorized the TBC to be sufficient to recover the $102.7 million aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

     On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subsidiary of PSE&G.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP) and the rules and regulations of the SEC.

NOTES TO FINANCIAL STATEMENTS

Significant Accounting Policies

     Accounting for the Effects of Regulation

     The application of generally accepted accounting principles by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates.

     Cash

     Cash consists primarily of highly liquid marketable securities and money market funds.

     Restricted Cash

     As required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet.

     BTP

     Our regulatory asset for BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest expenses and other fees. The BTP is solely our property.

     Revenues

     Revenues are recorded on a calendar month basis, based on services rendered by PSE&G to its customers during each accounting period at the current rate (including the TBC) and also include estimates for usage not yet billed. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on weather factors, line losses, estimated customer usage by class, and applicable customer rates based on regression analyses reflecting significant historical trends and experience.

     Amortization Expense

     Amortization expense is recorded on the BTP using the effective interest method. Amortization expense is also adjusted based on the TBC revenue recorded and the deferred issuance costs.

     Interest Income

     Interest Income consists of interest earned on TBC collections deposited with the Trustee and interest earned on funds in the Capital Subaccount. Interest earned on deposited TBC funds reduce the BTP and will affect the calculation of future TBC rates. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

NOTES TO FINANCIAL STATEMENTS

     Interest Expense

     Interest Expense consists solely of interest on the Bonds.

     Income Taxes

     We are a single-member limited liability company. Accordingly, all Federal and State income tax effects of our activities accrue to PSE&G.

     Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities, as well as the disclosure of contingencies. Actual results could differ from these estimates.

Note 2. The Bonds

     On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, all of which remains outstanding as of December 31, 2005. The fair value of the bonds was $101 million as of December 31, 2005. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

     The significant terms of the Bonds issued by Transition Funding II as of December 31, 2005 are as follows:

	Initial Principal Balance	Interest Rate	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$25,200,000	4.18%	$7,705,415	$17,494,585	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	22,500,000	6/15/15	6/15/17

Total	$102,700,000		$7,705,415	$94,994,585

     We expect to make principal payments of approximately $8 million, $9 million, $10 million, $10 million and $11 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the period ended December 31, 2005 were approximately $50 thousand.

NOTES TO FINANCIAL STATEMENTS

     As of December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $2.4 million related to TBC billings. As of December 31, 2005 we had a receivable of approximately $1.2 million for funds deposited with our affiliate, PSE&G Transition Funding LLC.

Note 4. Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of Transition Funding II includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

	For the period from July 18, 2005 to September 30, 2005	Quarter Ended December 31, 2005

	(Thousands)
Operating Revenues	$2	$3,618
Operating Income	100	1,125
Net Income	—	5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2005 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.
Internal Controls
During the fourth quarter of 2005, we continued to make enhancements to internal controls to enable us to maintain the effectiveness of our internal control over financial reporting as of December 31, 2005. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and provides reasonable assurance that the internal control system will succeed in achieving its stated objectives.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

Statement of Income for the period from July 18, 2005 to December 31, 2005 on page 11.

Balance Sheet as of December 31, 2005 on page 12.

Statement of Cash Flows for the period from July 18, 2005 to December 31, 2005 on page 13.

Statement of Member’s Equity for the period from July 18, 2005 to December 31, 2005 on page 14.

Notes to Financial Statements on pages 15 through 18.

(B)

A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number

This Filing	Previous Filing

1.1	(b)	1.1	Underwriting Agreement dated as of September 9, 2005 among Public Service Electric and Gas Company, the Issuer and the Underwriters

4.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding II LLC

4.1.1	(b)	4.1.1	Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding II LLC dated as of September 23, 2005

4.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding II LLC

4.3	(a)	4.3	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding II LLC

4.3.1	(b)	4.3.1	Indenture dated as of September 23, 2005 between PSE&G Transition Funding II LLC and the Trustee, including Master Definitions

4.3.2	(b)	4.3.2	Series Supplement dated as of September 23, 2005 between PSE&G Transition Funding II LLC and the Trustee

4.4	(a)	4.4	Form of Indenture with Form of the Series Supplement attached thereto

4.5	(a)	4.5	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of September 23, 2005 between Public Service Electric and Gas Company and PSE&G Transition Funding II LLC, including Master Definitions

10.2	(b)	10.2	Servicing Agreement dated as of September 23, 2005 between Public Service Electric and Gas Company and PSE&G Transition Funding II LLC, including Servicing Procedures

10.3	(a)	10.3	Petition of PSE&G to the State of New Jersey Board of Public Utilities, dated July 9, 2003

10.4	(a)	10.4	Financing Order of the BPU issued July 12, 2005 and consented to on July 19, 2005

25.1	(a)	25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

31			Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a – 14 and 15d – 14 of the Securities Exchange Act of 1934

32			Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a)	Filed by Transition Funding II with Registration Statement No. 333-127545 under the Securities Act of 1933, effective August 15, 2005, relating to the issuance of $102,700,000 Transition Bonds.

(b)	Filed by Transition Funding II with Form 8-K under the Securities Exchange Act of 1934, on October 7, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding II LLC

By	/s/ ROBERT E. BUSCH

Robert E. Busch
President, Chief Executive Officer
and Chief Financial Officer

Date: March 20, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. BUSCH	President, Chief Executive Officer,	March 20, 2006
Chief Financial Officer and Manager
	Robert E. Busch	(Principal Executive Officer and
Principal Financial Officer)

/s/	MORTON A. PLAWNER	Vice President, Treasurer and Manager	March 20, 2006

Morton A. Plawner

/s/	PATRICIA A. RADO	Controller	March 20, 2006
(Principal Accounting Officer)
Patricia A. Rado

/s/	R. EDWIN SELOVER	Manager	March 20, 2006

R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 20, 2006

Benjamin B. Abedine

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code