Form 10-Q
period 2006-03-31
PSE&G Transition Funding II LLC
filed 2006-05-12
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.

333-127545	PSE&G Transition Funding II LLC	Applied For
(A Delaware limited liability company)
80 Park Plaza – T4D
P.O. Box 1171
Newark, New Jersey 07101-1171
973 297-2227
http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS

          Except for the historical information contained herein, certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words, “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “potential”, variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

          In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company’s facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

For the Quarter Ended March 31, 2006

REVENUES	$3,006

EXPENSES
Amortization of Bondable Transition Property	1,846
Servicing Fees	45

Total Expenses	1,891

OPERATING INCOME	1,115
Interest Income	15
Interest Expense	(1,124)

NET INCOME	$6

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash	$11	$5
Receivable from Member	2,394	2,405
Receivable from Affiliate	—	1,198
Restricted Cash	4,211	—

Total Current Assets	6,616	3,608

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	98,476	100,322

Total Noncurrent Assets	98,990	100,836

TOTAL ASSETS	$105,606	$104,444

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$7,705	$7,705
Accounts Payable	32	—
Accrued Interest	2,349	1,225

Total Current Liabilities	10,086	8,930

Long-Term Debt	94,995	94,995

TOTAL LIABILITIES	105,081	103,925

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	11	5

Total Member’s Equity	525	519

TOTAL LIABILITIES AND MEMBER’S EQUITY	$105,606	$104,444

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

For the Quarter Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property	1,846
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	11
Receivable from Affiliate	1,198
Accounts Payable	32
Accrued Interest	1,124
Net Cash Provided By Operating Activities	4,217

CASH FLOWS FROM INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES	—

Net Change in Cash and Cash Equivalents	4,217
Cash and Cash Equivalents at Beginning of Period	5

Cash and Cash Equivalents at End of Period	$4,222

Interest Paid	$—

See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Basis of Presentation

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

          The Electric Discount and Energy Competition Act, enacted in the State of New Jersey in February 1999 and amended in September 2002 (Competition Act), authorizes electric public utilities, such as PSE&G, to recover, among other costs, basic generation service (BGS) transition costs. BGS transition costs represent the amount by which a public utility’s cost of supplying BGS exceeds the net revenues received by the public utility for providing such service during a four-year transition period ended July 31, 2003. BGS is a regulated electric generation service provided to any electric utility consumer that has not chosen an alternative power supplier. A public utility may recover BGS transition costs through an irrevocable non-bypassable charge called a BGS transition bond charge (TBC) that is assessed on all retail electric consumers. The Competition Act permits special purpose entities formed by electric public utilities to issue debt securities secured by the right to receive revenues arising from the TBC.

          We were organized for the sole purpose of purchasing and owning the BGS bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations.

Basis of Presentation

          The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Condensed Balance Sheet was derived from the audited financial statements included in our 2005 Annual Report on Form 10-K.

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

          The significant terms of the Bonds issued by us, and the amounts outstanding, as of March 31, 2006 are as follows:

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

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf.Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarter ended March 31, 2006 were approximately $45 thousand.

          As of March 31, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $2,394 thousand and $2,405 thousand, respectively, relating to TBC billings. As of December 31, 2005 we had a receivable of approximately $1,198 thousand for funds deposited with our affiliate, PSE&G Transition Funding LLC which was paid during the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

          Following are the significant changes in or additions to information reported in our 2005 Annual Report on Form 10–K affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations.

          On September 23, 2005, we issued $102.7 million of transition bonds in four classes with maturities ranging from two years to nine years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company’s (PSE&G) property right in the BGS transition bond charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

          For the quarter ended March 31, 2006 we recorded revenue generated from TBC of approximately $3,006 thousand, amortization expense of approximately $1,846 thousand, Servicing and Administrative Fees of approximately $45 thousand, Interest Expense of approximately $1,124 thousand and Interest Income of approximately $15 thousand. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.0293 cents per Kilowatt-hour (kWh) as compared to 0.0295 cents per kWh charged in 2005.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of the Bonds, interest and fees will be recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds. The first payment of bond principal, interest and all related expenses will be made by the Trustee on June 15, 2006. We currently expect that there will be sufficient funds to make our scheduled payments.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          During the first quarter of 2006, we continued to make enhancements to internal controls to enable us to maintain the effectiveness of our internal control over financial reporting as of March 31, 2006. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and provides reasonable assurance that the internal control system will succeed in achieving its stated objectives.

PART II. OTHER INFORMATION

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

PSE&G TRANSITION FUNDING II LLC
(Registrant)

	By:	/s/ Patricia A. Rado

Patricia A. Rado
Controller
(Principal Accounting Officer)

Date: May 12, 2006