Form 10-Q
period 2006-06-30
PSE&G Transition Funding II LLC
filed 2006-08-11
CIK 1336265

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-127545	PSE&G Transition Funding II LLC	Applied For
(A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ___ Accelerated filer __Non-accelerated filer _X_

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Quarter Ended June 30, 2006	For the Six Months Ended June 30, 2006

REVENUES	$3,028	$6,034

EXPENSES
Amortization of Bondable Transition Property	1,841	3,687
Servicing Fees	120	165
Total Expenses	1,961	3,852
OPERATING INCOME	1,067	2,182
Interest Income	58	73
Interest Expense	(1,119)	(2,243)
NET INCOME	$6	$12

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC

CONDENSED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$17	$5
Receivable from Member	2,512	2,405
Receivable from Affiliate	—	1,198
Restricted Cash	443	—
Total Current Assets	2,972	3,608

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	96,635	100,322
Total Noncurrent Assets	97,149	100,836
TOTAL ASSETS	$100,121	$104,444

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$8,699	$7,705
Accrued Interest	194	1,225
Total Current Liabilities	8,893	8,930

Long-Term Debt	90,697	94,995

TOTAL LIABILITIES	99,590	103,925

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	17	5
Total Member’s Equity	531	519
TOTAL LIABILITIES AND MEMBER’S EQUITY	$100,121	$104,444

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

For the Six Months Ended
June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property	3,687
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(107)
Receivable from Affiliate	1,198
Accrued Interest	(1,031)
Net Cash Provided By Operating Activities	3,759

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(443)
Net Cash Used In Investing Activities	(443)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(3,304)
Net Cash Used In Financing Activities	(3,304)
Net Change in Cash and Cash Equivalents	12
Cash and Cash Equivalents at Beginning of Period	5
Cash and Cash Equivalents at End of Period	$17

Interest Paid	$3,274

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

On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subisidiary of PSE&G.

Basis of Presentation

The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

The significant terms of the Bonds issued by us, and the amounts outstanding, as of June 30, 2006 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made on Bonds Through June 30, 2006	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date
Class A-1	$25,200,000	4.18%	$3,304,312	$8,698,667	$13,197,021	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$3,304,312	$8,698,667	$90,697,021

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarter and six months ended June 30, 2006 were approximately $120 thousand and $165 thousand, respectively.

As of June 30, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $2,512 thousand and $2,405 thousand, respectively, relating to TBC billings. As of December 31, 2005 we had a receivable of approximately $1,198 thousand for funds deposited with our affiliate, PSE&G Transition Funding LLC which was paid during the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

Following are the significant changes in or additions to information reported in our 2005 Annual Report on Form 10–K and March 31, 2006 Form 10-Q affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subisidiary of PSE&G.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2006 we recorded revenue generated from TBC of approximately $3,028 thousand, amortization expense of approximately $1,841 thousand, Servicing and Administrative Fees of approximately $120 thousand, Interest Expense of approximately $1,119 thousand and Interest Income of approximately $58 thousand. For the six months ended June 30, 2006 we recorded revenue generated from TBC of approximately $6,034 thousand, amortization expense of approximately $3,687 thousand, Servicing and Administrative Fees of approximately $165 thousand, Interest Expense of approximately $2,243 thousand and Interest Income of approximately $73 thousand. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.0293 cents per Kilowatt-hour (kWh) as compared to 0.0295 cents per kWh charged in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds.

Payment of bond principal, interest and all related expenses were made by the Trustee on June 15, 2006 totaling approximately $7 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

During the second quarter of 2006, we continued to make enhancements to internal controls. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 11, 2006