Form 10-Q
period 2006-09-30
PSE&G Transition Funding II LLC
filed 2006-11-13
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

REVENUES	$3,725	$2	$9,759	$2
EXPENSES
Amortization of Bondable Transition Property	2,644	(102)	6,331	(102)
Servicing and Administrative Fees	13	4	178	4

Total Expenses	2,657	(98)	6,509	(98)

OPERATING INCOME	1,068	100	3,250	100
Interest Income	29	—	102	—
Interest Expense	(1,090)	(100)	(3,333)	(100)

NET INCOME	$7	$—	$19	$—

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCES SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash	$24	$5
Receivable from Member	2,886	2,405
Receivable from Affiliate	—	1,198
Restricted Cash	3,802	—

Total Current Assets	6,712	3,608

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	93,991	100,322

Total Noncurrent Assets	94,505	100,836

TOTAL ASSETS	$101,217	$104,444

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$8,698	$7,705
Accrued Interest	1,284	1,225

Total Current Liabilities	9,982	8,930

Long-Term Debt	90,697	94,995

TOTAL LIABILITIES	100,679	103,925

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	24	5

Total Member’s Equity	538	519

TOTAL LIABILITIES AND MEMBER’S EQUITY	$101,217	$104,444

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended September 30.
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19	$—
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property	6,331	(102)
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(481)	(2)
Receivable from Affiliate	1,198	—
Accounts Payable	—	4
Accrued Interest	59	100

Net Cash Provided By Operating Activities	7,126	—

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(3,802)	(514)
Purchase of Bondable Transition Property	—	(102,700)

Net Cash Used In Investing Activities	(3,802)	(103,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Long-Term Debt	—	102,700
Repayment of Long-Term Debt	(3,305)	—
Contributed Capital	—	514

Net Cash Used In Financing Activities	(3,305)	103,214

Net Change in Cash and Cash Equivalents	19	—
Cash and Cash Equivalents at Beginning of Period	5	—

Cash and Cash Equivalents at End of Period	$24	$—

Interest Paid	$3,274	$—

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

          As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation providing for a merger of PSEG with and into Exelon. On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

Basis of Presentation

          The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

          Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include a capital subaccount and a reserve subaccount, which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

          The significant terms of the Bonds issued by us, and the amounts outstanding, as of September 30, 2006 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made on Bonds Through September 30, 2006	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$25,200,000	4.18%	$3,304,312	$8,698,667	$13,197,021	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17

Total	$102,700,000		$3,304,312	$8,698,667	$90,697,021

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarter and nine months ended September 30, 2006 were approximately $13 thousand and $178 thousand, respectively. Servicing and administrative fees for the period ended September 30, 2005 were approximately $4 thousand.

          As of September 30, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $2,886 thousand and $2,405 thousand, respectively, relating to TBC billings. As of December 31, 2005, we had a receivable of approximately $1,198 thousand for funds deposited with our affiliate, PSE&G Transition Funding LLC, which was paid during the first quarter of 2006.

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

          As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation providing for a merger of PSEG with and into Exelon. On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

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

RESULTS OF OPERATIONS

          For the quarter ended September 30, 2006, we recorded revenue generated from TBC of approximately $3,725 thousand, amortization expense of approximately $2,644 thousand, Servicing and Administrative Fees of approximately $13 thousand, Interest Expense of approximately $1,090 thousand and Interest Income of approximately $29 thousand. For the nine months ended September 30, 2006, we recorded revenue generated from TBC of approximately $9,759 thousand, amortization expense of approximately $6,331 thousand, Servicing and Administrative Fees of approximately $178 thousand, Interest Expense of approximately $3,333 thousand and Interest Income of approximately $102 thousand.

          Our operations commenced during the quarter ended September 30, 2005 in conjunction with the issuance of the $102.7 million of transition bonds on September 23, 2005 and therefore, results of operations were minimal during that period. For the quarter and nine months ended September 30, 2005 we recorded revenue generated from TBC of approximately $2 thousand, amortization expense of approximately $(102) thousand, Servicing and Administrative Fees of approximately $4 thousand and Interest Expense of approximately $100 thousand.

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

          Payment of bond principal, interest and all related expenses were made by the Trustee on June 15, 2006 totaled approximately $7 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 13, 2006