Form 10-K
period 2006-12-31
PSE&G Transition Funding II LLC
filed 2007-03-15
CIK 1336265

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ________________

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

     On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, $95 million of which remains outstanding as of December 31, 2006. The net proceeds of the issuance were remitted to PSE&G as consideration for the BTP. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

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

     Payments are made to the bondholders on a semi-annual basis. Principal and interest on the Bonds and the excess issuance costs will be paid from the following sources:

  TBC collections remitted by the servicer (PSE&G) to the issuer (us);
  amounts from any third party credit enhancement;
  investment earnings on amounts held in accounts established under the indenture agreement;
  amounts payable to the issuer under any interest rate swap agreements;

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

     Judicial, Legislative Or Regulatory Action That May Adversely Affect Your Investment

     PSE&G has agreed to take legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, the BPU financing order or the rights of bondholders, and to resist proceedings of third parties, which, if successful, would result in a breach of PSE&G's representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

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

     The Energy Competition Act Might Be Overturned By the Federal Government Without Full Compensation. In the past, bills have been introduced in Congress prohibiting the recovery of stranded costs, and Congress could negate the existence or reduce the value of the BTP. Even if this preemption of the Energy Competition Act or the BPU financing order by the federal government were considered a "taking" under the U.S. Constitution for which the government had to pay just compensation to bondholders, there is no assurance that this compensation would be sufficient to pay principal of and interest on the Bonds on a timely basis.

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

     To our knowledge, no cases addressing these issues in the context of Bonds have been decided. There have been cases in which courts have applied the contract clause of the United States Constitution and parallel state constitutional provisions to strike down legislation reducing or eliminating taxes, parkway tolls, public charges or other sources of revenues servicing bonds issued by public instrumentalities or private issuers, or otherwise reducing or eliminating the security for bonds. Contracts of a state, such as the State Pledge, receive greater protection under federal law than private contracts. Based upon this case law, under the contract clause of the United States Constitution, and under the contract clause of the New Jersey Constitution, the State of New Jersey, including the BPU, could not take any action of a legislative character, including the repeal or amendment of the Energy Competition Act, that would substantially limit, alter or impair the BTP or other rights vested in the bondholders pursuant to the BPU financing order, or substantially limit, alter, impair or reduce the value or amount of the BTP, unless that action is (in the context of the State Pledge as a contract of the State) a reasonable exercise of the State of New Jersey's sovereign powers and of a character reasonable and appropriate to the public purpose justifying that action. For example, notwithstanding the State Pledge, it might be possible for the New Jersey legislature, without violating the contract clause of the United States Constitution or the contract clause of the New Jersey Constitution, to amend the Energy Competition Act in a manner which temporarily limits the rights of the bondholders in order to serve a significant and legitimate public purpose, such as responding to a national or regional catastrophe affecting PSE&G's service area generally.

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

     PSE&G, as servicer, is required to file with the BPU, on behalf of us, periodic adjustments of the TBC, intended to provide for timely payment of the Bonds, including scheduled payments of principal. The BPU may challenge PSE&G's calculation of a proposed adjustment, which may cause delay, or refuse to permit an adjustment to take effect, on the ground that the adjustment contains a manifest error; that is, an arithmetic error evident on the face of the filing. Any such delay in the implementation of the adjustment could cause a delay in the payments on the Bonds. PSE&G has agreed to take legal or administrative actions, including instituting and prosecuting legal actions, as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, or the BPU financing order, or the letter to be delivered by PSE&G to the BPU within five business days following issuance of each series of Bonds specifying the terms of that series (referred to as an issuance advice letter), or the rights of bondholders. PSE&G has also agreed to resist proceedings of third parties, which, if successful, would result in a breach of its representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

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

     Billing and Collection Practices Might Reduce the Collections Available for Payments on the Bonds. The methodology of determining the amount of the TBC to each consumer is specified in the BPU financing order. Although PSE&G may not change this methodology, PSE&G, as servicer, may set, and may change, its own billing and collection arrangements with each consumer. For example, to recover part of an outstanding electricity bill, PSE&G may agree to extend a consumer's payment schedule or to write off the remaining portion of the bill. Similarly, the BPU may require changes to these practices. Under the methodology specified in the BPU financing order, this might result in an extension of the consumer's payment of TBCs. Thus, any changes in billing and collection practices or regulations might make it more difficult for the servicer to collect the TBC, and might adversely affect the value of the Bonds and their weighted average lives.

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

     Commingling Might Obstruct Access to a Portion of Our Funds In Case of Bankruptcy of PSE&G. PSE&G will not segregate the TBCs from the other funds it collects from its consumers. The TBCs will be segregated only after PSE&G pays them to the trustee. PSE&G will be permitted to remit collections on a monthly basis only if it has the requisite credit ratings from the rating agencies or provides credit enhancement satisfactory to the rating agencies or otherwise obtains rating agency approval regarding how frequently it remits collections. Otherwise, PSE&G will be required to remit collections within two business days of the estimated collection date. Despite these requirements, PSE&G might fail to pay the full amount of the TBCs to the trustee on a timely basis.

     The Energy Competition Act provides that our rights to the BTP are not affected by the commingling of these funds with PSE&G's other funds. In a bankruptcy of PSE&G, however, a bankruptcy court might rule that federal bankruptcy law does not recognize our right to TBCs that are commingled with other funds of PSE&G as of the date of bankruptcy. If so, the collections held by PSE&G as of the date of bankruptcy would not be available to pay amounts owing on the Bonds. In this case, we would have a general unsecured claim against PSE&G for those amounts.

     Bankruptcy of PSE&G Might Impair the Operation of the Energy Competition Act. The Energy Competition Act and the BPU financing order provide that as a matter of New Jersey state law:

  BTP constitutes presently existing property of PSE&G for all purposes;
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

     PSE&G and we will treat the transaction as a sale under applicable law, although for financial reporting and federal and state tax purposes the Bonds will be treated as a financing. In the event of a bankruptcy of PSE&G, a party in interest in the bankruptcy might assert that the sale of the BTP to the issuer was a financing transaction and not a "sale or other absolute transfer" and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position.

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

     PSE&G's Obligation to Indemnify Us for a Breach of a Representation or Warranty Might Not Be Sufficient to Protect Your Investment. If PSE&G breaches a representation or warranty in the sale agreement, it is obligated to indemnify us and the trustee for any liabilities, obligations, claims, actions, suits or payments resulting from that breach, as well as any reasonable costs and expenses incurred. In addition, PSE&G is obligated to indemnify us and the trustee, for itself and on behalf of the bondholders, for:

  required payments of principal and interest on the Bonds in accordance with their terms and required deposits of amounts with us,

in each case, required to have been made, which are not made when so required as a result of a breach of a representation or warranty.

     However, the amount of any indemnification paid by the seller might not be sufficient for you to recover all of your loss on the Bonds. PSE&G will not be obligated to indemnify any party for any changes of law. In addition, PSE&G will not be obligated to repurchase the collateral in the event of a breach of any of its representations and warranties, and neither the trustee nor the bondholders will have the right to accelerate payments on the Bonds as a result of a breach of any of PSE&G's representations and warranties, absent an event of default under the indenture. If PSE&G becomes obligated to indemnify bondholders, the ratings on the Bonds will likely be downgraded as a result of the circumstances causing the breach and the fact that the bondholders will be unsecured creditors of PSE&G with respect to any of those indemnification amounts.

     PSE&G's Ratings Might Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of your Bonds.

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

     On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice of termination, terminating Merger under the provisions of the Merger Agreement. The termination has not affected our operations.

     The following analysis of our financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements contained in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

     From the year ended December 31, 2006, we recorded Transition Bond Charge (TBC) revenue of approximately $12.7 million, Servicing and Administrative Fees of approximately $233 thousand, Amortization Expense of approximately $8.2 million, Interest Income of approximately $170 thousand and Interest Expense of approximately $4.4 million.

     From July 18, 2005 through December 31, 2005, we recorded TBC revenue of approximately $3.6 million, Servicing and Administrative Fees of approximately $50 thousand, Amortization Expense of approximately $2.3 million, Interest Income of approximately $5 thousand and Interest Expense of approximately $1.2 million.

     The changes for the year ended December 31, 2006, as compared to the period ended December 31, 2005 were primarily due to a full year of activity being recorded in 2006. In addition, as a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.0293 cents per Kilowatt-hour (kWh) as compared to 0.0295 cents per kWh charged in 2005.

      As a result of the annual true-up approved by the BPU in January 2007, the TBC rate for 2007 increased from 0.0293 cents per kWh to 0.0304 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric and Gas Company (PSE&G), as servicer of the bonds.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds.

     Payment of bond principal, interest and all related expenses were made by the Trustee on June 15, 2006 and December 15, 2006 totaling approximately $6.8 million and $6.7 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Managers of
PSE&G Transition Funding II LLC:

We have audited the accompanying balance sheets of PSE&G Transition Funding II LLC (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, member’s equity and cash flows for the year ended December 31, 2006 and the period from July 18, 2005 (date of formation) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from July 18, 2005 (date of formation) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 14, 2007

PSE&G TRANSITION FUNDING II LLC

STATEMENTS OF INCOME
(THOUSANDS)

		For the Period
		from July 18, 2005
	For the Year Ended	to
	December 31, 2006	December 31, 2005

OPERATING REVENUES	$12,699	$3,620

OPERATING EXPENSES
Amortization of Bondable Transition Property	8,195	2,345
Servicing and Administrative Fees	233	50
Total Operating Expenses	8,428	2,395
OPERATING INCOME	4,271	1,225
Interest Income	170	5
Interest Expense	(4,415)	(1,225)
NET INCOME	$26	$5

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
BALANCE SHEETS
(THOUSANDS)

	December 31,	December 31,
ASSETS	2006	2005
Current Assets:
Cash	$31	$5
Receivable from Member	2,482	2,405
Receivable from Affiliate	—	1,198
Restricted Cash	539	—
Total Current Assets	3,052	3,608

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	92,160	100,355
Total Noncurrent Assets	92,674	100,869
TOTAL ASSETS	$95,726	$104,477

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,395	$7,705
Accounts Payable	—	33
Accrued Interest	186	1,225
Total Current Liabilities	9,581	8,963

Long-Term Debt	85,600	94,995

TOTAL LIABILITIES	95,181	103,958

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	31	5
Total Member’s Equity	545	519
TOTAL LIABILITIES AND MEMBER’S EQUITY	$95,726	$104,477

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENTS OF CASH FLOWS
(THOUSANDS)

	For the Year	For the Period from
	Ended	July 18, 2005 to
	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26	$5
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	8,195	2,345
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(77)	(2,405)
Receivable from Affiliate	1,198	(1,198)
Restricted Cash	(539)	—
Accounts Payable	(33)	33
Accrued Interest	(1,039)	1,225
Net Cash Provided by Operating Activities	7,731	5

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	—	(514)
Purchase of Bondable Transition Property	—	(102,700)
Net Cash Used in Investing Activities	—	(103,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Long-Term Debt	—	102,700
Repayment of Long-Term Debt	(7,705)	—
Contributed Capital	—	514
Net Cash (Used in) Provided by Financing Activities	(7,705)	103,214
Increase in Cash and Cash Equivalents	26	5
Cash and Cash Equivalents at Beginning of Period	5	—
Cash and Cash Equivalents at End of Period	$31	$5

Interest Paid	$5,454	$—

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENTS OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of July 18, 2005	$—	$—	$—
Net Income	—	5	5
Contributed Capital	514	—	514
Balance as of December 31, 2005	$514	$5	$519
Net Income	—	26	26
Balance as of December 31, 2006	$514	$31	$545

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

     On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice, terminating the Merger under the provisions of the Merger Agreement.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP) and the rules and regulations of the SEC.

     NOTES TO FINANCIAL STATEMENTS

Significant Accounting Policies

     Accounting for the Effects of Regulation

     The application of GAAP by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates.

     Cash

     Cash consists primarily of highly liquid marketable securities and money market funds.

     Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail customers are remitted to the Trustee and must be used to pay principal, interest and other expenses associated with the Bonds and are classified as Restricted Cash in Current Assets in the Balance Sheets. In addition, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet.

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

     Interest Expense

     Interest Expense consists solely of interest on the Bonds.

NOTES TO FINANCIAL STATEMENTS

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

Note 2. The Bonds

     On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, $95 million of which remains outstanding as of December 31, 2006. The fair value of the bonds was $93 million as of December 31, 2006. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

     The significant terms of the Bonds issued by Transition Funding II as of December 31, 2006 are as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	December 31, 2006	Outstanding	Outstanding	Payment Date	Date

Class A-1	$25,200,000	4.18%	$ 7,705,415	$ 9,394,895	$ 8,099,690	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—		22,500,000	6/15/15	6/15/17
Total	$102,700,000		$ 7,705,415	$ 9,394,895	$ 85,599,690

     We expect to make principal payments of approximately $9 million, $10 million, $10 million, $11 million and $11 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the year ended December 31, 2006 and for the period ended December 31, 2005 were approximately $233 thousand and $50 thousand, respectively.

NOTES TO FINANCIAL STATEMENTS

     As of December 31, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $2.5 million and $2.4 million, respectively, related to TBC billings. As of December 31, 2005, we had a receivable of approximately $1.2 million for funds deposited with our affiliate, PSE&G Transition Funding LLC, which was received during the first quarter of 2006.

Note 4. Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of Transition Funding II includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

					For the period from
	Quarter Ended				July 18, 2005	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	to September 30,	December 31,
	2006				2005	2005
			(Thousands)
Operating Revenues	$3,006	$3,028	$3,725	$2,940	$2	$3,618
Operating Income	1,115	1,067	1,068	1,021	100	1,125
Net Income	6	6	7	7	—	5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.

Internal Controls

     There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Statements of Income for the year ended December 31, 2006 and the period ended December 31, 2005 on page 11.

Balance Sheets as of December 31, 2006 and 2005 on page 12.

Statements of Cash Flows for the year ended December 31, 2006 and the period ended December 31, 2005 on page 13.

Statements of Member’s Equity for the year ended December 31, 2006 and the period ended December 31, 2005 on page 14.

Notes to Financial Statements on pages 15 through 18.

(B)	A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number
This		Previous
Filing		Filing
1.1	(b)	1.1	Underwriting Agreement dated as of September 9, 2005 among Public Service Electric and Gas Company, the Issuer and the Underwriters

4.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding II LLC

4.1.1	(b)	4.1.1	Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding II LLC dated as of September 23, 2005

4.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding II LLC

4.3	(a)	4.3	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding II LLC

4.3.1	(b)	4.3.1	Indenture dated as of September 23, 2005 between PSE&G Transition Funding II LLC and the Trustee, including Master Definitions

4.3.2	(b)	4.3.2	Series Supplement dated as of September 23, 2005 between PSE&G Transition Funding II LLC and the Trustee

4.4	(a)	4.4	Form of Indenture with Form of the Series Supplement attached thereto

4.5	(a)	4.5	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of September 23, 2005 between Public Service Electric and Gas Company and PSE&G Transition Funding II LLC, including Master Definitions

10.2	(b)	10.2	Servicing Agreement dated as of September 23, 2005 between Public Service Electric and Gas Company and PSE&G Transition Funding II LLC, including Servicing Procedures

10.3	(a)	10.3	Petition of PSE&G to the State of New Jersey Board of Public Utilities, dated July 9, 2003

10.4	(a)	10.4	Financing Order of the BPU issued July 12, 2005 and consented to on July 19, 2005

25.1	(a)	25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

31a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a)	Filed by Transition Funding II with Registration Statement No. 333-127545 under the Securities Act of 1933, effective August 15, 2005, relating to the issuance of $102,700,000 Transition Bonds.

(b)	Filed by Transition Funding II with Form 8-K under the Securities Exchange Act of 1934, on October 7, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding II LLC

By	/s/ THOMAS M. O’FLYNN
Thomas M. O’Flynn
President and Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	THOMAS M. O’FLYNN	President and Chief Executive Officer	March 14, 2007
	Thomas M. O’Flynn	(Principal Executive Officer)

/s/	MORTON A. PLAWNER	Vice President, Chief Financial	March 14, 2007
	Morton A. Plawner	Officer, Treasurer and Manager
(Principal Financial Officer)

/s/	DEREK M. DIRISIO	Controller	March 14, 2007
	Derek M. DiRisio	(Principal Accounting Officer)

/s/	R. EDWIN SELOVER	Manager	March 14, 2007
R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 14, 2007
Benjamin B. Abedine

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code