Form 10-Q
period 2007-03-31
PSE&G Transition Funding II LLC
filed 2007-05-11
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.
333-127545	PSE&G Transition Funding II LLC	55-0628725
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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

(Check one):

Large accelerated filer ________	Accelerated filer ________	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Quarters Ended
	March 31,
	2007	2006
OPERATING REVENUES	$3,207	$3,006
OPERATING EXPENSES
Amortization of Bondable Transition Property	2,169	1,846
Servicing and Administrative Fees	13	45
Total Operating Expenses	2,182	1,891
OPERATING INCOME	1,025	1,115
Interest Income	25	15
Interest Expense	(1,043)	(1,124)
NET INCOME	$7	$6

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC

CONDENSED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$38	$31
Receivable from Member	2,589	2,482
Restricted Cash	3,644	539
Total Current Assets	6,271	3,052

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	89,991	92,160
Total Noncurrent Assets	90,505	92,674
TOTAL ASSETS	$96,776	$95,726

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,395	$9,395
Accrued Interest	1,229	186
Total Current Liabilities	10,624	9,581

Long-Term Debt	85,600	85,600

TOTAL LIABILITIES	96,224	95,181

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	38	31
Total Member’s Equity	552	545
TOTAL LIABILITIES AND MEMBER’S EQUITY	$96,776	$95,726

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Quarters Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7	$6
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	2,169	1,846
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(107)	11
Receivable from Affiliate	—	1,198
Restricted Cash	(3,105)	(4,211)
Accounts Payable	—	32
Accrued Interest	1,043	1,124
Net Cash Provided By Operating Activities	7	6

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

Increase in Cash and Cash Equivalents	7	6
Cash and Cash Equivalents at Beginning of Period	31	5
Cash and Cash Equivalents at End of Period	$38	$11

Interest Paid	$—	$—

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

Basis of Presentation

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2006 Annual Report on Form 10-K.

The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheet was derived from the audited financial statements included in our 2006 Annual Report on Form 10-K.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The significant terms of the Bonds issued by us, and the amounts outstanding, as of March 31, 2007 are as follows:

Class	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through March 31, 2007	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date
Class A-1	$25,200,000	4.18%	$7,705,415	$9,394,895	$8,099,690	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$7,705,415	$9,394,895	$85,599,690

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarters ended March 31, 2007 and 2006 were approximately $13 thousand and $45 thousand, respectively.

As of March 31, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $2,589 thousand and $2,482 thousand, respectively, relating to TBC billings.

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

RESULTS OF OPERATIONS

Operating Revenues

TBC revenues increased approximately $201 thousand or 7% for the quarter ended March 31, 2007 as compared to the same period in 2006, primarily due to an increase in the TBC rate from 2006. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) increased from 0.0293 cents per Kilowatt-hour (kWh) to 0.0304 cents per kWh.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $323 thousand or 17% for the quarter ended March 31, 2007 as compared to the same period in 2006, due to increased revenues and decreased interest expense.

Servicing and Administrative Fees

PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $32 thousand or 71% for the quarter ended March 31, 2007 as compared to the same periods in 2006, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

Interest Income increased approximately $10 thousand for the quarter ended March 31, 2007 as compared to the same period in 2006 primarily due to higher interest rates in 2007. The average return on investments increased to approximately 5.1% for the three months ended March 31, 2007 compared to approximately 4.5% for the three months ended March 31, 2006.

Interest Expense

Interest expense decreased approximately $81 thousand or 7% for the quarter ended March 31, 2007 as compared to the same period in 2006 due primarily to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

ITEM 3. QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and the Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and the Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and the Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Electric Discount and Energy Competition Act (Competition Act)

On April 23, 2007, PSE&G and our affiliate PSE&G Transition Funding LLC (Transition Funding I) were served with a copy of a purported class action complaint (Complaint), to which we are not a party, challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding I, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. PSE&G has advised that preliminary review indicates the claim is without merit and that it and Transition Funding I will vigorously defend the matter.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document
31.1	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSE&G TRANSITION FUNDING II LLC
(Registrant)

	By:	/s/ Derek M. DiRisio
Derek M. DiRisio
Controller
(Principal Accounting Officer)

Date: May 11, 2007