Form 10-Q
period 2007-06-30
PSE&G Transition Funding II LLC
filed 2007-08-10
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.
333-127545	PSE&G Transition Funding II LLC	55-0628725
(A Delaware limited liability company)
80 Park Plaza – T4D
P O. Box 1171
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

Large accelerated filer                      Accelerated filer                      Non-accelerated filer    X

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES	$3,231	$3,028	$6,438	$6,034
OPERATING EXPENSES
Amortization of Bondable Transition Property	2,176	1,841	4,345	3,687
Servicing and Administrative Fees	82	120	95	165
Total Operating Expenses	2,258	1,961	4,440	3,852
OPERATING INCOME	973	1,067	1,998	2,182
Interest Income	72	58	97	73
Interest Expense	(1,038)	(1,119)	(2,081)	(2,243)
NET INCOME	$7	$6	$14	$12

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$45	$31
Receivable from Member	2,693	2,482
Restricted Cash	367	539
Total Current Assets	3,105	3,052

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	87,815	92,160
Total Noncurrent Assets	88,329	92,674
TOTAL ASSETS	$91,434	$95,726

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,724	$9,395
Accrued Interest	178	186
Total Current Liabilities	9,902	9,581

Long-Term Debt	80,973	85,600

TOTAL LIABILITIES	90,875	95,181

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	45	31
Total Member’s Equity	559	545
TOTAL LIABILITIES AND MEMBER’S EQUITY	$91,434	$95,726

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14	$12
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	4,345	3,687
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(211)	(107)
Receivable from Affiliate	—	1,198
Restricted Cash	172	(443)
Accrued Interest	(8)	(1,031)
Net Cash Provided By Operating Activities	4,312	3,316

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(4,298)	(3,304)
Net Cash Used In Financing Activities	(4,298)	(3,304)
Increase in Cash and Cash Equivalents	14	12
Cash and Cash Equivalents at Beginning of Period	31	5
Cash and Cash Equivalents at End of Period	$45	$17

Interest Paid	$2,088	$3,274

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

Basis of Presentation

          The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

          The significant terms of the Bonds issued by us, and the amounts outstanding, as of June 30, 2007 are as follows:

			Payments Made			Final/
	Initial		On Bonds	Current	Noncurrent	Expected	Final
	Principal	Interest	Through	Portion	Portion	Payment	Maturity
Class	Balance	Rate	June 30, 2007	Outstanding	Outstanding	Date	Date
Class A-1	$25,200,000	4.18%	$12,002,979	$9,723,917	$3,473,104	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$12,002,979	$9,723,917	$80,973,104

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarters ended June 30, 2007 and 2006 were approximately $82 thousand and $120 thousand, respectively. Servicing and administrative fees for the six months ended June 30, 2007 and 2006 were approximately $95 thousand and $165 thousand, respectively.

          As of June 30, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $2,693 thousand and $2,482 thousand, respectively, relating to TBC billings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

          Following are the significant changes in or additions to information reported in our 2006 Annual Report on Form 10–K affecting the financial condition and the results of our operations. This discussion refers to our condensed financial statements (Statements) and related notes to condensed financial statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

          TBC revenues increased approximately $203 thousand or 7% and $404 thousand or 7% for the quarter and the six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to an increase in the TBC rate from 2006. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) increased from 0.0293 cents per Kilowatt-hour (kWh) to 0.0304 cents per kWh.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $335 thousand or 18% and $658 thousand or 18% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to increased revenues and decreased interest expense.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $38 thousand or 32% and $70 thousand or 42% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          Interest Income increased approximately $14 thousand or 24% and $24 thousand of 33% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily due to higher interest rates in 2007. The average return on investments increased to approximately 5.2% for the six months ended June 30, 2007 compared to approximately 4.8% for the six months ended June 30, 2006.

Interest Expense

          Interest expense decreased approximately $81 thousand or 7% and $162 thousand or 7% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due primarily to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

          Payments of bond principal, interest, and all related expenses were made by the Trustee on June 15, 2007 totaling approximately $6 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and the Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and the Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and the Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Electric Discount and Energy Competition Act (Competition Act)

          On April 23, 2007, PSE&G and our affiliate PSE&G Transition Funding LLC (Transition Funding I) were served with a copy of a purported class action complaint (Complaint), to which we are not a party, challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding I, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. PSE&G has advised that preliminary review indicates the claim is without merit and that it and Transition Funding I filed a motion to dismiss the amended complaint (or in the alternative for summary judgment) on July 30, 2007, and will vigorously defend the matter.

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

Date: August 10, 2007