Form 10-Q
period 2007-09-30
PSE&G Transition Funding II LLC
filed 2007-11-09
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES	$3,848	$3,725	$10,286	$9,759
OPERATING EXPENSES
Amortization of Bondable Transition Property	2,812	2,644	7,157	6,331
Servicing and Administrative Fees	62	13	157	178
Total Operating Expenses	2,874	2,657	7,314	6,509
OPERATING INCOME	974	1,068	2,972	3,250
Interest Income	32	29	129	102
Interest Expense	(998)	(1,090)	(3,079)	(3,333)
NET INCOME	$8	$7	$22	$19

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$53	$31
Receivable from Member	3,047	2,482
Restricted Cash	3,873	539
Total Current Assets	6,973	3,052

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	85,003	92,160
Total Noncurrent Assets	85,517	92,674
TOTAL ASSETS	$92,490	$95,726

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,724	$9,395
Accrued Expenses	49	—
Accrued Interest	1,177	186
Total Current Liabilities	10,950	9,581

Long-Term Debt	80,973	85,600

TOTAL LIABILITIES	91,923	95,181

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	53	31
Total Member’s Equity	567	545
TOTAL LIABILITIES AND MEMBER’S EQUITY	$92,490	$95,726

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22	$19
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	7,157	6,331
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(565)	(481)
Receivable from Affiliate	—	1,198
Restricted Cash	(3,334)	(3,802)
Accrued Expenses	49	—
Accrued Interest	991	59
Net Cash Provided By Operating Activities	4,320	3,324

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(4,298)	(3,305)
Net Cash Used In Financing Activities	(4,298)	(3,305)
Increase in Cash and Cash Equivalents	22	19
Cash and Cash Equivalents at Beginning of Period	31	5
Cash and Cash Equivalents at End of Period	$53	$24

Interest Paid	$2,088	$3,274

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

Basis of Presentation

          The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

          The significant terms of the Bonds issued by us, and the amounts outstanding, as of September 30, 2007 are as follows:

			Payments Made			Final/
	Initial		On Bonds	Current	Noncurrent	Expected	Final
	Principal	Interest	Through	Portion	Portion	Payment	Maturity
Class	Balance	Rate	September 30,	Outstanding	Outstanding	Date	Date
			2007
Class A-1	$25,200,000	4.18%	$12,002,979	$9,723,917	$3,473,104	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	—	35,000,000	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$12,002,979	$9,723,917	$80,973,104

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarters ended September 30, 2007 and 2006 were approximately $62 thousand and $13 thousand, respectively. Servicing and administrative fees for the nine months ended September 30, 2007 and 2006 were approximately $157 thousand and $178 thousand, respectively.

          As of September 30, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $3,047 thousand and $2,482 thousand, respectively, relating to TBC billings.

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

RESULTS OF OPERATIONS

Operating Revenues

          TBC revenues increased approximately $123 thousand or 3% and $527 thousand or 5% for the quarter and the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to an increase in the TBC rate from 2006. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) increased from 0.0293 cents per Kilowatt-hour (kWh) to 0.0304 cents per kWh.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $168 thousand or 6% and $826 thousand or 13% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to increased revenues and decreased interest expense.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased by approximately $49 thousand and decreased approximately $21 thousand for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to changes in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          Interest Income increased approximately $3 thousand or 10% and $27 thousand or 26% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 primarily due to higher interest rates in 2007. The average return on investments increased to approximately 5.3% for the nine months ended September 30, 2007 compared to approximately 5.0% for the nine months ended September 30, 2006.

Interest Expense

          Interest expense decreased approximately $92 thousand or 8% and $254 thousand or 8% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 due primarily to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

          Payments of bond principal, interest and all related expenses were made by the Trustee on June 15, 2007 totaling approximately $6 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and the Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and the Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and the Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          There have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Electric Discount and Energy Competition Act (Competition Act)

          On April 23, 2007, PSE&G and our affiliate PSE&G Transition Funding LLC (Transition Funding I) were served with a copy of a purported class action complaint (Complaint), to which we are not a party, challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding I, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. PSE&G and Transition Funding I filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007, and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, Transition Funding I and PSE&G’s motion to dismiss was granted. PSE&G’s motion to dismiss the BPU petition is pending.

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

Date: November 9, 2007