Form 10-K
period 2007-12-31
PSE&G Transition Funding II LLC
filed 2008-03-17
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.
333-127545	PSE&G Transition Funding II LLC (A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com	55-0628725

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐      No  ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

          In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those cont emplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company’s (PSE&G) facilities and third party suppliers; and the payment patterns of PSE&G’s electric customers, including the rate of delinquencies and the accuracy of the collections curve.

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

          On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, $86 million of which remains outstanding as of December 31, 2007. The net proceeds of the issuance were remitted to PSE&G as consideration for the BTP. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

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

          To the extent that TBC collections are deficient or in excess of the principal and interest on the Bonds, the TBC rate is adjusted in the following year.

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

Limited Sources of for Payment for the Bonds

          The only source of funds for payments on the Bonds will be our assets. These assets are limited to:

  the BTP, including the right to collect the TBC and to adjust the TBC at least annually;

  the funds on deposit in the trust accounts held by the trustee; and

  contractual rights under various contracts.

          The Bonds are not insured or guaranteed by PSE&G in any capacity, or by PSEG, any of its affiliates, the trustee or any other entity. Furthermore, it is not anticipated that the Bonds will have the benefit of any liquidity facility or of any third party credit enhancement, such as letters of credit or insurance, although the servicer may obtain insurance or a letter of credit in support of its obligation to remit TBC collections to the trustee. Thus, you must rely for payment of the Bonds solely upon collections of the TBC and funds on deposit in the accounts held by the trustee.

Judicial, Legislative Or Regulatory Action May Adversely Affect Your Investment

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

          The Law Which Underpins The Bonds Might Be Invalidated By Judicial Action. The Energy Competition Act was adopted in February 1999 and amended in September 2002. In January 2001, PSE&G became the first utility to issue bonds pursuant to the Energy Competition Act. The BTP is a creation of statute. If a court were to determine that the relevant provisions of the Energy Competition Act or the BPU financing order are unlawful, invalid or unenforceable in whole or in part, it could adversely affect the validity of the Bonds or the BTP, or our ability to make payments on the Bonds. If this occurs, you may lose some or all of your investment or may experience delays in recovering your investment.

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

          Future State Legislative Action May Invalidate the Bonds or Their Underlying Assets. Unlike the citizens of the States of California, Massachusetts and some other states, the citizens of the State of New Jersey do not have the constitutional right to adopt, repeal or revise laws by initiative or referendum. Thus, the Energy Competition Act cannot be amended or repealed by the electorate.

          Under the Energy Competition Act, the State of New Jersey has pledged not to impair the BTP. Despite this pledge, the State legislature might attempt in the future to repeal or amend the Energy Competition Act, or, as described below, the BPU may take certain actions that impair the BTP. Costly and time-consuming litigation might ensue from such actions, which might adversely affect the price and liquidity, or the weighted average lives, of the Bonds. PSE&G is obligated to defend any such actions and PSE&G’s costs in defending such actions is required to be reimbursed by us. Any such payment by us is an operating expense under the trust indenture with respect to the Bonds and, as such, is entitled to a priority distribution from the Collection Account held by the trustee for benefit of bondholders. Given the lack of judicial precedent, the outcome of any litigation cannot be predicted with certainty and, accordingly, bondholders could incur a loss of their investment.

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

          The BPU May Attempt to Take Action Which Reduces the Value of the Bonds. Pursuant to the Energy Competition Act, the BPU financing order issued to PSE&G is irrevocable and the BPU may not directly or indirectly, by any subsequent action, rescind or amend the BPU financing order or reduce or impair the amount of bondable stranded costs authorized to be recovered under the BPU financing order. Apart from the BPU financing order, the BPU retains the power to adopt, revise or rescind rules or regulations affecting PSE&G or a successor servicer. Any new or amended regulations or orders by the BPU could affect the ability of the servicer to collect the TBC on a full and timely basis and might affect the rating of the Bonds, their price or the amortization of Bonds and their weighted average lives, and may not trigger any obligation of PSE&G to indemnify bondholders. As a result, bondholders could suffer a decline in value of their investment.

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

          PSE&G's Ratings May Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of your Bonds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2.	PROPERTIES

          We do not own any real property. Our primary asset is the BTP as described in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS

          On April 23, 2007, PSE&G and our affiliate, PSE&G Transition Funding LLC (Transition Funding) were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of Transition Funding’s TBC, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. PSE&G and Transition Funding filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007 and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, PSE&G’s and Transition Funding’s motion to dismiss was granted. The plaintiff has appealed this dismissal. PSE&G’s motion to dismiss the BPU petition is pending. BPU Docket No. ER07070516. For additional information, see Item 1A. Risk Factors.

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

RESULTS OF OPERATIONS

Operating Revenues

          Transition Bond Charge (TBC) revenues increased $839 thousand or 7% for the year ended December 31, 2007 as compared to the year ended December 32, 2006, primarily due to an increase in the TBC rate from 2006 and a 2% increase in sales volume. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) increased from 0.0293 cents per Kilowatt-hour (kWh) to 0.0304 cents per kWh.

           TBC revenues increased for the year ended December 31, 2006 when compared to the period ended December 31, 2005 due to a full year of activity being recorded in 2006. In addition, as a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.0293 cents per Kilowatt-hour (kWh) as compared to 0.0295 cents per kWh charged in 2005.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          Amortization of BTP increased $1,248 thousand or 15% for the year ended December 31, 2007, primarily due to increased revenues and decreased Interest Expense. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. As a regulated entity, we defer any over or under collection of expense to match against future revenues.

          BTP amortization increased for the year ended December 31, 2006 when compared to the year period ended December 31, 2005, primarily due to a full year of activity being recorded in 2006.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased by $42 thousand or 18% for the year ended December 31, 2007, due to changes in administrative expenses billed to us by the Servicer, PSE&G.

          Servicing and Administrative Fees increased for the year ended December 31, 2006 when compared to the period ended December 31, 2005, primarily due to a full year of activity being recorded in 2006.

Interest Income

          Interest Income increased $23 thousand or 14% for the year ended December 31, 2007 when compared to the year ended December 31, 2006 due to higher average invested interested balances in 2007.

          Interest Income increased $165 thousand for the year ended December 31, 2006 when compared to the period ended December 31, 2005, primarily due to a full year of activity being recorded in 2006.

Interest Expense

          Interest expense decreased $346 thousand or 8% for the year ended December 31, 2007 when compared to the year ended December 31, 2006 due primarily to a reduction in the total amount of debt outstanding.

          Interest expense increased for the year ended December 31, 2006 when compared to the period ended December 31, 2005 due to a full year of activity being recorded in 2006.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds.

          During 2007 all required payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on June 15, 2007 and December 17, 2007, totaling $6.5 million and $7.2 million, respectively.

          During 2006 all required payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on June 15, 2006 and December 15, 2006, totaling approximately $6.8 million and $6.7 million, respectively.

CAPITAL REQUIREMENTS

Disclosures about Long-Term Maturities, Contractual and Commercial Obligations and Certain Investments

The following table reflects Transition Funding II’s contractual cash obligations and other commercial commitments in the respective periods in which they are due. In addition, the table summarizes anticipated recourse and non-recourse debt maturities for the years shown.

	Total	Less
Contractual Cash	Amount	Than	2–3	4–5	Over
Obligations	Committed	1 year	years	years	5 years
	(Millions)

Long-Term Recourse Debt Maturities	86	10	21	22	33
Interest on Recourse Debt	16	4	6	4	2
Total Contractual Cash Obligations	$102	$14	$27	$26	$35

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

          The TBC is usage-based charge based on access to PSE&G’s electrical transmission and distribution system and is recorded based on customer electric usage. Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. Each month the prior month’s unbilled amounts are reversed and the current month’s amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

SFAS 71

          The application of GAAP by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          We are not subject to the risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Managers of
PSE&G Transition Funding II LLC:

We have audited the accompanying balance sheets of PSE&G Transition Funding II LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, member’s equity and cash flows for the years ended December 31, 2007 and 2006 and the period from July 18, 2005 (date of formation) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2007 and 2006 and the period from July 18, 2005 (date of formation) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 14, 2008

PSE&G TRANSITION FUNDING II LLC
STATEMENTS OF OPERATIONS
(THOUSANDS)

			For the Period
	For the Years Ended		from July 18 to
	December 31,		December 31,
	2007	2006	2005

OPERATING REVENUES	$13,538	$12,699	$3,620

OPERATING EXPENSES
Amortization of Bondable Transition Property	9,443	8,195	2,345
Servicing and Administrative Fees	191	233	50
Total Operating Expenses	9,634	8,428	2,395
OPERATING INCOME	3,904	4,271	1,225
Interest Income	193	170	5
Interest Expense	(4,069)	(4,415)	(1,225)
NET INCOME	$28	$26	$5

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
BALANCE SHEETS
(THOUSANDS)

	December 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$59	$31
Receivable from Member	2,706	2,486
Restricted Cash	348	539
Total Current Assets	3,113	3,056

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	82,717	92,160
Total Noncurrent Assets	83,231	92,674
TOTAL ASSETS	$86,344	$95,730

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,801	$9,395
Payable to Member	4	4
Accrued Interest	168	186
Total Current Liabilities	9,973	9,585

Long-Term Debt	75,798	85,600

TOTAL LIABILITIES	85,771	95,185

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	59	31
Total Member’s Equity	573	545
TOTAL LIABILITIES AND MEMBER’S EQUITY	$86,344	$95,730

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENTS OF CASH FLOWS
(THOUSANDS)

			For the Period
	For the Years Ended		from July 18 to
	December 31,		December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$28	$26	$5
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	9,443	8,195	2,345
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(220)	(77)	(2,405)
Receivable from Affiliate	—	1,198	(1,198)
Restricted Cash	191	(539)	—
Accounts Payable	—	(33)	33
Accrued Interest	(18)	(1,039)	1,225
Net Cash Provided by Operating Activities	9,424	7,731	5

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	—	—	(514)
Purchase of Bondable Transition Property	—	—	(102,700)
Net Cash Used in Investing Activities	—	—	(103,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Long-Term Debt	—	—	102,700
Repayment of Long-Term Debt	(9,396)	(7,705)	—
Contributed Capital	—	—	514
Net Cash Used in Financing Activities	(9,396)	(7,705)	103,214
Increase (Decrease) in Cash and Cash Equivalents	28	26	5
Cash and Cash Equivalents at Beginning of Period	31	5	—
Cash and Cash Equivalents at End of Period	59	$31	$5

Interest Paid	$4,087	$5,454	$—

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING II LLC
STATEMENTS OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of July 18, 2005	$514	$5	$519
Net Income	—	26	26
Balance as of December 31, 2006	$514	$31	$545
Net Income	—	28	28
Balance as of December 31, 2007	$514	$59	$573

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

          We were formed under the laws of the State of Delaware on July 18, 2005 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning BTP of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

          The Electric Discount and Energy Competition Act, enacted in the State of New Jersey in February 1999 and amended in September 2002 (Energy Competition Act), authorizes electric public utilities, such as PSE&G, to recover, among other costs, basic generation service (BGS) transition costs. BGS transition costs represent the amount by which a public utility’s cost of supplying BGS exceeds the net revenues received by the public utility for providing such service during the four-year transition period ended July 31, 2003. BGS is a regulated electric generation service provided to any electric utility consumer that has not chosen an alternative power supplier. A public utility may recover BGS transition costs through an irrevocable non-bypassable charge called a BGS TBC that is assessed on all retail electric consumers. The Energy Competition Act permits special purpose entities formed by electric public utilities to issue debt securities secured by the right to receive revenues arising from the TBC.

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

NOTES TO FINANCIAL STATEMENTS

Significant Accounting Policies

          Accounting for the Effects of Regulation

          The application of GAAP by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

          Cash

          Cash consists primarily of short-term securities such as commercial paper, repurchase agreements and money market mutual funds.

          Restricted Cash

          Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds and are classified as Restricted Cash in Current Assets on the Balance Sheet. In addition, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet.

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

Note 2. The Bonds

          On September 23, 2005, we issued $102.7 million of Bonds in four classes with stated maturities ranging from two years to nine years, $86 million of which remains outstanding as of December 31, 2007. The fair value of the bonds was $87 million as of December 31, 2007. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

The status of the Bonds as of December 31, 2007 is as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	December 31, 2007	Outstanding	Outstanding	Payment Date	Date

Class A-1	$25,200,000	4.18%	$17,100,310	$8,099,690	$—	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	1,701,496	33,298,504	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$17,100,310	$9,801,186	$75,798,504

          We expect to make principal payments of $10 million, $10 million, $11 million, $11 million and $11 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

NOTES TO FINANCIAL STATEMENTS

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the year ended December 31, 2007, the year ended December 31, 2006 and the period ended December 31, 2005 were $191 thousand, $233 thousand and $50 thousand, respectively.

          As of December 31, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $2.7 million and $2.5 million, respectively, related to TBC billings.

Note 4. Selected Quarterly Data (Unaudited)

          The information shown below, in the opinion of Transition Funding II includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Thousands)
Operating Revenues	$3,207	$3,006	$3,231	$3,028	$3,848	$3,725	$3,252	$2,940
Operating Income	$1,025	$1,115	973	$1,067	$974	$1,068	$932	$1,021
Net Income	$7	$6	$7	$6	$8	$7	$6	$7

Note 5. Commitments and Contingent Liabilities

Regulatory Proceedings

          Competition Act

          On April 23, 2007, PSE&G and our affiliate PSE&G Transition Funding LLC (Transition Funding I) were served with a copy of a purported class action complaint (Complaint), to which we are not a party, challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding I, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. PSE&G and Transition Funding I filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007, and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, Transition Funding I and PSE&G’s motion to dismiss was granted. The plaintiff has appealed this dismissal. PSE&G’s motion to dismiss the BPU petition is pending.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures to ensure that information required to be disclosed is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.

Internal Controls

          We have conducted an assessment of our internal controls over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission commonly referred to as “COSO”. Management’s report on internal controls over financial reporting is included on page 21. Management has concluded that internal control over financial reporting is effective as of December 31, 2007.

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          NONE.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

          Management of PSE&G Transition Funding II LLC (Transition Funding II) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).

          Transition Funding II’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Transition Funding II’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Transition Funding II are being made only in accordance with authorizations of Transition Funding II’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Transition Funding II’s assets that could have a material effect on the financial statements.

          In connection with the preparation of Transition Funding II’s annual financial statements, management of Transition Funding II has undertaken an assessment, which includes the design and operational effectiveness of Transition Funding II’s internal control over financial reporting using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Based on the assessment performed, management has concluded that Transition Funding II’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of Transition Funding II’s financial reporting and the preparation of its financial statements as of December 31, 2007 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2007.

/s/ THOMAS M. O’FLYNN
Chief Executive Officer

/s/ MORTON A. PLAWNER
Chief Financial Officer

March 14, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Not Applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

Statements of Income for the year ended December 31, 2007 and the year ended December 31, 2006 on page 12.

Balance Sheets as of December 31, 2007 and 2006 on page 13.

Statements of Cash Flows for the year ended December 31, 2007 and the year ended December 31, 2006 on page 14.

Statements of Member’s Equity for the year ended December 31, 2006 and the year ended December 31, 2006 on page 15.

Notes to Financial Statements on pages 16 through 19.

(B)

A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number
This		Previous
Filing		Filing
4.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding II LLC

4.1.1	(b)	4.1.1	Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding
			II LLC dated as of September 23, 2005

4.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding II LLC

4.3	(a)	4.3	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition
			Funding II LLC

4.3.1	(b)	4.3.1	Indenture dated as of September 23, 2005 between PSE&G Transition Funding II LLC and the
			Trustee, including Master Definitions

4.3.2	(b)	4.3.2	Series Supplement dated as of September 23, 2005 between PSE&G Transition Funding II
			LLC and the Trustee

4.4	(a)	4.4	Form of Indenture with Form of the Series Supplement attached thereto

4.5	(a)	4.5	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of September 23, 2005 between Public
			Service Electric and Gas Company and PSE&G Transition Funding II LLC, including Master
			Definitions

10.2	(b)	10.2	Servicing Agreement dated as of September 23, 2005 between Public Service Electric and Gas
			Company and PSE&G Transition Funding II LLC, including Servicing Procedures

10.3	(a)	10.4	Financing Order of the BPU issued July 12, 2005 and consented to on July 19, 2005

31	a		Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding
			II LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31	b		Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II
			LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	a		Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding
			II LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32	b		Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding II
			LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a)	Filed by Transition Funding II with Registration Statement No. 333-127545 under the Securities Act of 1933, effective August 15, 2005, relating to the issuance of $102,700,000 Transition Bonds.

(b)	Filed by Transition Funding II with Form 8-K under the Securities Exchange Act of 1934, on October 7, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding II LLC

By	/s/ THOMAS M. O’FLYNN
Thomas M. O’Flynn
President and Chief Executive Officer

Date: March 14, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	THOMAS M. O’FLYNN	President and Chief Executive Officer	March 14, 2008
	Thomas M. O’Flynn	(Principal Executive Officer)

/s/	MORTON A. PLAWNER	Vice President, Chief Financial	March 14, 2008
	Morton A. Plawner	Officer, Treasurer and Manager
(Principal Financial Officer)

/s/	DEREK M. DIRISIO	Controller	March 14, 2008
	Derek M. DiRisio	(Principal Accounting Officer)

/s/	R. EDWIN SELOVER	Manager	March 14, 2008
R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 14, 2008
Benjamin B. Abedine

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the
Securities Exchange Act of 1934

31b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding II LLC Pursuant to Rules 13a-14 and 15d-14 of the
Securities Exchange Act of 1934

32a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18
of the United States Code

32b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding II LLC Pursuant to Section 1350 of Chapter 63 of Title 18
of the United States Code