Form 10-Q
period 2008-03-31
PSE&G Transition Funding II LLC
filed 2008-05-09
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes   X   No _____

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer X

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes _____     No   X

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)
	For the Quarters Ended
	March 31,
	2008	2007
OPERATING REVENUES	$3,213	$3,207
OPERATING EXPENSES
Amortization of Bondable Transition Property	2,267	2,169
Servicing and Administrative Fees	13	13
Total Operating Expenses	2,280	2,182
OPERATING INCOME	933	1,025
Interest Income	18	25
Interest Expense	(946)	(1,043)
NET INCOME	$5	$7

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$64	$59
Receivable from Member	2,622	2,706
Restricted Cash	3,645	348
Total Current Assets	6,331	3,113

Noncurrent Assets:
Restricted Cash	514	514
Bondable Transition Property	80,450	82,717
Total Noncurrent Assets	80,964	83,231
TOTAL ASSETS	$87,295	$86,344

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,801	$9,801
Current Portion of Payable to Member	4	4
Accrued Interest	1,114	168
Total Current Liabilities	10,919	9,973

Long-Term Debt	75,798	75,798

TOTAL LIABILITIES	86,717	85,771

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	64	59
Total Member’s Equity	578	573
TOTAL LIABILITIES AND MEMBER’S EQUITY	$87,295	$86,344

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5	$7
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	2,267	2,169
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	84	(107)
Restricted Cash	(3,297)	(3,105)
Accrued Interest	946	1,043
Net Cash Provided By Operating Activities	5	7

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Increase in Cash and Cash Equivalents	5	7
Cash and Cash Equivalents at Beginning of Period	59	31
Cash and Cash Equivalents at End of Period	$64	$38

Interest Paid	$—	$—

See Notes to Condensed Financial Statements

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

Basis of Presentation

          The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2007 Annual Report on Form 10-K.

          The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheet was derived from the audited financial statements included in our 2007 Annual Report on Form 10-K.

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

     The significant terms of the Bonds issued by us, and the amounts outstanding, as of March 31, 2008 are as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	March 31, 2008	Outstanding	Outstanding	Payment Date	Date

Class A-1	$25,200,000	4.18%	$17,100,310	$8,099,690	$—	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	1,701,496	33,298,504	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$17,100,310	$9,801,186	$75,798,504

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees were approximately $13 thousand for the quarters ended March 31, 2008 and 2007.

          As of March 31, 2008 and December 31, 2007, we had a receivable from our sole member, PSE&G, of approximately $2,622 thousand and $2,706 thousand, respectively, relating to TBC billings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Unless the context otherwise indicates, all references to “Transition Funding II,” “we,” “us” or “our” herein mean PSE&G Transition Funding II LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

          Following are the significant changes in or additions to information reported in our 2007 Annual Report on Form 10–K affecting the financial condition and the results of our operations. This discussion refers to our condensed financial statements (Statements) and related notes to condensed financial statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

          TBC revenues increased approximately $6 thousand for the quarter ended March 31, 2008, as compared to the same period in 2007, primarily due to a 1% increase in sales volumes.

Operating Expenses

          Amortization of Bondable Transition Property (BTP)

          As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $98 thousand or 5% for the quarter ended March 31, 2008, as compared to the same period in 2007, due to increased revenues and decreased interest expense.

Interest Income

          Interest Income decreased approximately $7 thousand or 28% for the quarter ended March 31, 2008, as compared to the same period in 2007 primarily due to a reduction in interest rates. The average return on investments decreased to approximately 3.3% for the quarter ended March 31, 2008 compared to approximately 5.4% for the quarter ended March 31, 2007.

Interest Expense

          Interest expense decreased approximately $97 thousand or 9% for the quarter ended March 31, 2008, as compared to the same period in 2007, due primarily to a reduction in the total amount of debt outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the company to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in achieving their objectives at the reasonable assurance level as of March 31, 2008.

Internal Controls

          We continually review our respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Electric Discount and Energy Competition Act (Competition Act)

          On April 23, 2007, PSE&G and our affiliate, PSE&G Transition Funding LLC (Transition Funding) were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the TBC of Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. On July 30, 2007, PSE&G filed a motion to dismiss the amended Complaint, or, in the alternative, for summary judgment. On October 10, 2007, PSE&G’s and Transition Funding’s motion to dismiss the Amended Complaint was granted. On November 21, 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. Briefing of the appeal has been completed.

          On July 9, 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. On September 30, 2007, PSE&G filed a motion with the BPU to dismiss the petition. PSE&G’s motion to dismiss the BPU petition is pending.

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

Date: May 9, 2008