Form 10-Q
period 2008-06-30
PSE&G Transition Funding II LLC
filed 2008-08-14
CIK 1336265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-127545	PSE&G Transition Funding II LLC (A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com	55-0628725

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

OPERATING REVENUES	$3,151	$3,231	$6,364	$6,438

OPERATING EXPENSES
Amortization of Bondable Transition Property	2,153	2,176	4,420	4,345
Servicing and Administrative Fees	83	82	96	95

Total Operating Expenses	2,236	2,258	4,516	4,440

OPERATING INCOME	915	973	1,848	1,998
Interest Income	25	72	43	97
Interest Expense	(937)	(1,038)	(1,883)	(2,081)

NET INCOME	$3	$7	$8	$14

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC

CONDENSED BALANCE SHEETS

(Thousands of Dollars)

(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$67	$59
Receivable from Member	2,704	2,706
Restricted Funds	136	348

Total Current Assets	2,907	3,113

Noncurrent Assets:
Restricted Funds	514	514
Bondable Transition Property	78,297	82,717

Total Noncurrent Assets	78,811	83,231

TOTAL ASSETS	$81,718	$86,344

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,980	$9,801
Current Portion of Payable to Member	4	4
Accrued Interest	160	168

Total Current Liabilities	10,144	9,973

Long-Term Debt	70,993	75,798

TOTAL LIABILITIES	81,137	85,771

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	67	59

Total Member’s Equity	581	573

TOTAL LIABILITIES AND MEMBER’S EQUITY	$81,718	$86,344

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8	$14
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	4,420	4,345
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	2	(211)
Restricted Funds	212	172
Accrued Interest	(8)	(8)

Net Cash Provided By Operating Activities	4,634	4,312

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(4,626)	(4,298)

Net Cash Provided by Financing Activities	(4,626)	(4,298)

Increase in Cash and Cash Equivalents	8	14
Cash and Cash Equivalents at Beginning of Period	59	31

Cash and Cash Equivalents at End of Period	$67	$45

Interest Paid	$1,892	$2,088

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

The significant terms of the Bonds issued by us, and the amounts outstanding, as of June 30, 2008 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through June 30, 2008	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$25,200,000	4.18%	$21,726,896	$3,473,104	$—	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	6,506,961	28,493,039	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17

Total	$102,700,000		$21,726,896	$9,980,065	$70,993,039

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarters ended June 30, 2008 and 2007 were approximately $83 thousand and $82 thousand respectively. Servicing and administrative fees for the six months ended June 30, 2008 and 2007 were approximately $96 thousand and $95 thousand respectively.

As of June 30, 2008 and December 31, 2007, we had a receivable from our sole member, PSE&G, of approximately $2.7 million, relating to TBC billings.

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

RESULTS OF OPERATIONS

Operating Revenues

TBC revenues decreased approximately $80 thousand or 2% and $74 thousand or 1% for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, due to 2% and 1% decreases in sales volumes for the quarter and six months.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP decreased approximately $23 thousand or 1% and increased $75 thousand or 2% for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Interest Income

Interest Income decreased approximately $47 thousand or 65% and $54 thousand or 56% for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to lower average balances and lower interest rates in 2008.

Interest Expense

Interest expense decreased approximately $101 thousand or 10% and $198 thousand or 10% for the quarter and six months ended June 30, 2008, respectively, as compared to the same period in 2007, due primarily to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest and fees are being recovered through the TBC. As part of PSE&G’s responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

Payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on June 16, 2008, totaling $6.6 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

We are not subject to risk of fluctuating interest rates as all four classes of Bonds were issued with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) to provide reasonable assurance that information required to be disclosed in the report that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the company to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.

Internal Controls

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2008