Form 10-Q
period 2008-09-30
PSE&G Transition Funding II LLC
filed 2008-11-14
CIK 1336265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________ to______________

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

Yes  X     No

     Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES	$3,802	$3,848	$10,166	$10,286
OPERATING EXPENSES
Amortization of Bondable Transition Property	2,908	2,812	7,328	7,157
Servicing and Administrative Fees	12	62	108	157
Total Operating Expenses	2,920	2,874	7,436	7,314
OPERATING INCOME	882	974	2,730	2,972
Interest Income	9	32	52	129
Interest Expense	(888)	(998)	(2,771)	(3,079)
NET INCOME	$3	$8	$11	$22

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$70	$59
Receivable from Member	3,025	2,706
Restricted Funds	3,606	348
Total Current Assets	6,701	3,113

Noncurrent Assets:
Restricted Funds	514	514
Bondable Transition Property	75,389	82,717
Total Noncurrent Assets	75,903	83,231
TOTAL ASSETS	$82,604	$86,344

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$9,980	$9,801
Current Portion of Payable to Member	—	4
Accrued Interest	1,047	168
Total Current Liabilities	11,027	9,973

Long-Term Debt	70,993	75,798

TOTAL LIABILITIES	82,020	85,771

MEMBER’S EQUITY
Contributed Capital	514	514
Retained Earnings	70	59
Total Member’s Equity	584	573
TOTAL LIABILITIES AND MEMBER’S EQUITY	$82,604	$86,344

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING II LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11	$22
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	7,328	7,157
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(319)	(565)
Restricted Funds	(3,258)	(3,334)
Accrued Expenses	(4)	49
Accrued Interest	879	991
Net Cash Provided By Operating Activities	4,637	4,320

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(4,626)	(4,298)
Net Cash Used in Financing Activities	(4,626)	(4,298)
Increase in Cash and Cash Equivalents	11	22
Cash and Cash Equivalents at Beginning of Period	59	31
Cash and Cash Equivalents at End of Period	$70	$53

Interest Paid	$1,892	$2,088

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

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

     The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheet was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

     The significant terms of the Bonds issued by us, and the amounts outstanding, as of September 30, 2008 are as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	September 30,	Outstanding	Outstanding	Payment Date	Date
			2008

Class A-1	$25,200,000	4.18%	$21,726,896	$3,473,104	$—	12/15/08	12/15/10
Class A-2	35,000,000	4.34%	—	6,506,961	28,493,039	6/15/12	6/16/14
Class A-3	20,000,000	4.49%	—	—	20,000,000	12/16/13	12/15/15
Class A-4	22,500,000	4.57%	—	—	22,500,000	6/15/15	6/15/17
Total	$102,700,000		$21,726,896	$9,980,065	$70,993,039

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees for the quarters ended September 30, 2008 and 2007 were approximately $12 thousand and $62 thousand respectively. Servicing and administrative fees for the nine months ended September 30, 2008 and 2007 were approximately $108 thousand and $157 thousand respectively.

     As of September 30, 2008 and December 31, 2007, we had a receivable from our sole member, PSE&G, of approximately $3.0 and $2.7 million respectively, relating to TBC billings.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $46 thousand or 1% and $120 thousand or 1% for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, due to 1% decreases in sales volumes for the quarter and nine months.

Operating Expenses

     Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $96 thousand or 3% and $171 thousand or 2% for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased by approximately $50 thousand and $49 thousand for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, due to lower administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income decreased approximately $23 thousand or 72% and $77 thousand or 60% for the quarter and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to lower average balances and lower interest rates in 2008.

Interest Expense

     Interest expense decreased approximately $110 thousand or 11% and $308 thousand or 10% for the quarter and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, due primarily to a reduction in the total amount of debt outstanding.

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

Internal Controls

     We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Electric Discount and Energy Competition Act (Competition Act)

     On April 23, 2007, PSE&G and our affiliate, PSE&G Transition Funding LLC (Transition Funding) were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the TBC of Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. On July 30, 2007, PSE&G filed a motion to dismiss the amended Complaint, or, in the alternative, for summary jud gment. On October 10, 2007, PSE&G’s and Transition Funding’s motion to dismiss the Amended Complaint was granted. On November 21, 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. Briefing of the appeal has been completed.

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

Date: November 14, 2008